Form 10-Q
period 1996-06-30
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 1996-08-14
CIK 759174

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1996              Commission file number 0-13693


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
- --------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)



       Massachusetts                                             13-6850434
- -------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



3111 Paces Mill Road, Suite A-200, Atlanta, GA                     30339
- ----------------------------------------------               ------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:           (770) 984-9500
                                                             -------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X                         No
                  -----                         -----


Shares of Beneficial Interest outstanding at June 30, 1996:  8,645,000

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                         INDEX OF FINANCIAL INFORMATION


PART I    FINANCIAL INFORMATION........................................   PAGE
- ------    ---------------------                                           ----

Item 1    Financial Statements

          Consolidated Balance Sheets at June 30, 1996 (unaudited)
          and December 31, 1995...........................................  3

          Consolidated Statements of Operations (unaudited) for the
          three and six months ended June 30, 1996 and 1995...............  4

          Consolidated Statements of Shareholders' Equity for the
          year ended December 31, 1995 and the six months
          ended June 30, 1996 (unaudited).................................  5

          Consolidated Statements of Cash Flows (unaudited)
          for the six months ended June 30, 1996 and 1995.................  6

          Notes to Consolidated Financial Statements......................  7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................  10

PART II   OTHER INFORMATION/SIGNATURE
- -------   ---------------------------

Item 4    Submission of Matters to a Vote of Security Holders............  13

Item 6    Exhibits and Reports on Form 8-K...............................  13

          Signature Page.................................................  14


                                 VININGS INVESTMENT PROPERTIES TRUST
                                          AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                                                                     June 30,              December 31,
                                                                       1996                    1995
                                                                   ------------            ------------
                                                                    (unaudited)

ASSETS

Real estate investments:
    Mortgage loans receivable, net of valuation allowance
        of $895,000 at December 31, 1995 (note 2)                  $          0            $    700,000

Real estate assets:
     Real estate assets, less accumulated depreciation of
         $412,632 and $374,523 at June 30, 1996 and
         December 31, 1995 respectively (note 3)                     10,996,986               2,362,269
                                                                   ------------            ------------

                                                                     10,996,986               3,062,269

Cash and cash equivalents                                               209,825              18,470,031
Cash escrows                                                            231,633                       0
Interest receivable and other assets                                    249,427                 346,057
Deferred financing fees                                                 224,426                       0
                                                                   ------------            ------------

Total Assets                                                       $ 11,912,297            $ 21,878,357
                                                                   ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                           $    444,051            $    301,358
Notes Payable                                                         8,960,104                       0
Due to affiliate                                                              0                 292,887
                                                                   ------------            ------------
                                                                      9,404,155                 594,245
                                                                   ------------            ------------
Shareholder's equity:
     Shares of beneficial interest, without par value,
        unlimited shares authorized, 8,645,000 shares issued
        and outstanding                                              36,973,249              36,973,249

Cumulative earnings                                                  38,154,372              38,689,392

Cumulative distributions                                            (72,619,479)            (54,378,529)
                                                                   ------------            ------------

                                                                      2,508,142              21,284,112
                                                                   ------------            ------------

Total Liabilities and Shareholders' Equity                         $ 11,912,297            $ 21,878,357
                                                                   ============            ============


                             See accompanying notes

                            VININGS INVESTMENT PROPERTIES TRUST
                                     AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)

                                                                    For the three months              For the six months
                                                                        ended June 30,                  ended June 30,
                                                                  --------------------------      --------------------------

                                                                     1996           1995             1996            1995
                                                                  ----------     -----------      ----------     -----------

REVENUES

  Interest income                                                 $      639     $   321,152      $   91,903     $   607,899
  Income from partnership (note 4)                                         0         428,049               0         854,842
  Rental income                                                      168,642         151,121         329,622         340,639
  Loan commitment fees                                                     0           5,974               0          11,224
  Miscellaneous income                                                     0               0         141,229               0
                                                                  ----------     -----------      ----------     -----------
                                                                     169,281         906,296         562,754       1,814,604
                                                                  ----------     -----------      ----------     -----------
EXPENSES

  Investment advisor's fee                                                 0          82,095         333,461         140,853
  Trustees' fees and expenses                                          1,128          18,375          43,294          34,875
  Professional fees                                                  160,392         138,583         378,690         148,159
  Other operating expenses                                            61,040          57,262         165,656          97,935
  Property operating expenses                                         53,919          65,197         108,973         187,202
  Depreciation and amortization                                       20,151          79,393          40,900         170,027
                                                                  ----------     -----------      ----------     -----------
                                                                     296,630         440,905       1,070,974         779,051
                                                                  ----------     -----------      ----------     -----------

  Income (loss) before sale of real estate investment               (127,349)        465,391        (508,220)      1,035,553
                                                                  ----------     -----------      ----------     -----------

GAIN AND LOSS ON REAL ESTATE

  Gain (loss) on sale of real estate investment (notes 2 & 3)              0         (16,623)        (26,800)        152,825
  Allowance to reduce mortgage receivable to
    fair market value                                                      0      (1,647,000)              0      (1,647,000)
                                                                  ----------     -----------      ----------     -----------
                                                                           0      (1,663,623)        (26,800)     (1,494,175)
                                                                  ----------     -----------      ----------     -----------

  Net loss                                                        $ (127,349)    $(1,198,232)     $ (535,020)    $  (458,622)
                                                                  ==========     ===========      ==========     ===========

EARNINGS PER SHARE

  Income (loss) before sale of real estate investment             $    (0.01)    $      0.05      $    (0.06)    $      0.12
  Gain (loss) on sale of real estate investment                         0.00           (0.19)           0.00           (0.17)
                                                                  ----------     -----------      ----------     -----------

  Net loss                                                        $    (0.01)    $     (0.14)     $    (0.06)    $     (0.05)
                                                                  ==========     ===========      ==========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES                                  8,645,000       8,645,000       8,645,000       8,645,000
                                                                  ==========     ===========      ==========     ===========


                             See accompanying notes

                              VININGS INVESTMENT PROPERTIES TRUST
                                       AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       For the year ended December 31, 1995 and the six months ended June 30, 1996
                                                     (unaudited)


                                               Shares of                                                       Total
                                               beneficial           Cummulative          Cummulative        shareholders'
                                                interest              earnings          distributions          equity
                                               -----------          -----------         -------------       ------------

BALANCE AT DECEMBER 31, 1994                  $ 50,200,591          $38,110,846         $(54,378,529)       $ 33,932,908

Net Income                                               0              578,546                    0             578,546

Distributions to shareholders
    (1.53 per share return of capital
    on a federal income tax basis)             (13,227,342)                   0                    0         (13,227,342)
                                              ------------          -----------         ------------        ------------

BALANCE AT DECEMBER 31, 1995                    36,973,249           38,689,392          (54,378,529)         21,284,112

Net Loss                                                 0             (535,020)                   0            (535,020)

Distributions to shareholders                            0                    0          (18,240,950)        (18,240,950)
                                              ------------          -----------         ------------        ------------

BALANCE AT JUNE 30, 1996                      $ 36,973,249          $38,154,372         $(72,619,479)       $  2,508,142
                                              ============          ===========         ============        ============

                             See accompanying notes

                        VININGS INVESTMENT PROPERTIES TRUST
                                 AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (unaudited)
                                                                               For the six months
                                                                                  ended June 30,
                                                                          -----------------------------

                                                                              1996              1995
                                                                          ------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                  $   (535,020)     $  (458,622)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

    Depreciation and amortization                                               40,900          181,203
    Allowance to reduce mortgage loan receivable to fair market value                0        1,647,000
    (Gain) loss on sale of real estate (note 3)                                 26,800         (152,825)
    Decrease (increase) in temporary investments                                     0         (213,417)
    Decrease (increase) in interest receivable and other assets               (135,004)          18,936
    (Decrease) increase in accounts payable, accrued liabilities
       and due to affiliate                                                   (150,194)        (114,587)
                                                                          ------------      -----------

    Total adjustments                                                         (217,498)       1,366,310
                                                                          ------------      -----------

Net cash provided by (used in) operating activities                           (752,518)         907,688
                                                                          ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Peachtree capital expenditures                                                 (14,716)            (297)
Principal payment on Hall Street note (note 2)                                       0        2,000,000
Purchase of The Thicket Apartments (note 3)                                 (8,660,900)               0
Deferred financing fees                                                       (224,426)               0
Notes payable (note 5)                                                       8,960,104                0
Net proceeds from sale of Hawthorne (notes 2 & 3)                              673,200        3,264,696
                                                                          ------------      -----------

    Net cash provided by investing activities                                  733,262        5,264,399

CASH FLOWS FROM FINANCING ACTIVITIES:

    Distributions to shareholders                                          (18,240,950)      (5,619,250)
                                                                          ------------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (18,260,206)         552,837

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            18,470,031          199,927
                                                                          ------------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    209,825      $   752,764
                                                                          ============      ===========



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Trust sold Harwthorne Research and Development Facility on March 30, 1995 for $5,095,000. The Trust received a note for $1,595,000, with a below-market rate. (See notes 2 & 3)


                             See accompanying notes

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The financial statements of the Trust are consolidated and include all the accounts of the Trust, its wholly-owned operating partnership, Vinings Investment Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), and subsidiaries. Through its ownership of Vinings Holdings, Inc., a Delaware corporation and wholly-owned subsidiary which is a limited partner of the Operating Partnership, and its limited and general partnership interests in the Operating Partnership, the Trust was a 100% economic owner of the Operating Partnership at June 30, 1996 (this structure is commonly referred to as an umbrella partnership real estate investment trust or "UPREIT"). The term "Trust" as used herein means the Trust and its subsidiaries on a consolidated basis (including the Operating Partnership and its subsidiaries), or, where the context so requires, Vinings Investment Properties Trust only.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the six-month period (consisting only of normal recurring adjustments) ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Vinings Investment Properties Trust and Subsidiaries (formerly known as Mellon Participating Mortgage Trust Commercial Properties Series 85/10 and Subsidiaries) Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2 - MORTGAGE LOANS RECEIVABLE

Hall Street Investment
- ----------------------

On February 22, 1995, the borrower prepaid the outstanding note receivable balance of $2 million with accrued interest. On February 26, 1996, the Trust received $141,229 from the termination of the Receivership for the Hall Street Property. The Trust had completed the foreclosure sale of the Hall Street Industrial Complex on October 4, 1994.

Hawthorne Research and Development Facility
- -------------------------------------------

On March 30, 1995, the Trust closed the sale of this investment (see note 3) to Greens Realty Partnership, L.P., a California limited partnership, for $5,095,000 of which $3,500,000 was paid at closing. The balance of $1,595,000 (the "Hawthorne Note"), was payable pursuant to a non-recourse purchase money note with an interest rate of 5% per annum and was secured by a purchase money deed of trust.

On January 3, 1996, the Trust sold the Hawthorne Note for $700,000. At December 31, 1995, the Trust had established a valuation allowance of $895,000. Commissions and fees related to the Hawthorne Note were paid in January 1996, resulting in an additional loss on sale of $26,800.

NOTE 3 - REAL ESTATE ASSETS

The Thicket Apartments
- ----------------------

On June 28, 1996, Thicket Apartments, L.P. ("Thicket LP"), a Delaware limited partnership and an indirect wholly-owned subsidiary of the Trust, acquired The Thicket Apartments, a 254-unit apartment complex located in Atlanta, Georgia. Thicket LP purchased The Thicket Apartments for a cash purchase price of $8,650,000, financed by a mortgage loan on the acquired property of $7,392,000. The Trust also obtained a secured line of credit, a portion of which was used to finance the transaction. Occupancy was 97% at June 30, 1996.

The Peachtree Business Center
- -----------------------------

The Trust owns Peachtree Business Center ("Peachtree"), a single-story business park with approximately 75,000 square feet of gross leasable space, located in metropolitan Atlanta, Georgia. Occupancy was 100% at June 30, 1996.

Hawthorne Research and Development Facility
- -------------------------------------------

This investment was a $14.25 million first mortgage loan secured by a research and development facility located in Hawthorne, California. The borrower was an independent entity that leased the entire facility to the Northrop Corporation through January 31, 1994. The scheduled maturity for the loan was May 31, 1995.

In January 1992, the borrower defaulted on the loan. On February 26, 1992, the Trust obtained a court-appointed receiver that ultimately resulted in the Trust receiving title to the land and buildings ("Hawthorne") through a foreclosure sale on June 19, 1992. In January 1994, the Northrop Corporation vacated the building.

The value of this investment was unfavorably impacted by declining rental rates for research and development facilities in the Hawthorne area. From 1992 through 1994, the Trust reduced its carrying value to reflect this decline. At December 31, 1994, the Trust reduced this investment to its estimated net realizable value of $4,605,072.


This investment was sold on March 30, 1995 (see note 2) for $5,095,000. The recapture of depreciation taken on Hawthorne and additional expenses paid after the closing resulted in a realized gain of $152,825.

NOTE 4 - INVESTMENT IN PARTNERSHIP

The Trust invested $14.7 million as a limited partner in a partnership with a total capitalization of $41.5 million that owns 33 stores leased to Pier 1 under net leases with initial terms of fifteen years. On December 31, 1995, the Trust and MP GP, Inc. along with certain other partners of the Partnership sold their limited partner and general partner interests, respectively, to Pier 1. Total sales proceeds to the Trust and MP GP, Inc. were $15,788,680, which after legal and advisor fees of $189,648, resulted in a gain of $1,700,323.

NOTE 5 - NOTES PAYABLE

In connection with the acquisition of The Thicket Apartments, the Trust obtained a note in the amount of $7,392,000 secured by a first mortgage on the property. The note bears interest at an annual rate of 9.04% and has a maturity date of July 1, 2003. Monthly payments are due on the first day of each calendar month in the amount of $59,690. In addition, the Security Deed calls for an escrow to be held by the lender for the payment of annual real estate taxes and insurance premiums.

In addition, the Trust obtained a $2,000,000 line of credit secured by Peachtree. Payments of interest only at the prime rate are due monthly. A total of $1,568,104 was drawn from the line at June 30, 1996 in connection with the acquisition of The Thicket Apartments.

NOTE 6 - DISTRIBUTIONS

On February 2, 1996, the Trust paid a cash dividend of $16,856,750 or $1.95 per share. On February 27, 1996, the Trust paid another cash dividend of $1,383,200 or $0.16 per share.

NOTE 7 - SUBSEQUENT EVENTS

On July 1, 1996, the Trust effected a 1-for-8 reverse share split of its outstanding shares of beneficial interest, without par value.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------

The Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Trust's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the inability of the Trust to identify properties within its affiliates' existing multifamily property portfolios that will have a strategic fit with the Trust; real estate investment considerations, such as the cyclical nature of the real estate market generally and locally in Georgia and the surrounding southeastern states, the national economic climate, the local economic climate in Georgia and the surrounding southeastern states, and the local real estate conditions and competition in Georgia and the surrounding southeastern states; the possibility that the Trust will be unable to procure financing to meet the needs of its current growth and expansion strategy; and the ability of a property to generate revenues sufficient to meet debt service payments and other operating expenses; and risks associated with borrowing, such as the possibility that the Trust will not have sufficient funds to make principal payments on outstanding debt and the possibility that outstanding debt may be refinanced at higher interest rates or on terms otherwise less favorable to the Trust.

The Trust is a finite-life real estate investment trust that was organized on December 7, 1984. The Trust currently qualifies as, and intends to continue to qualify as, a real estate investment trust under the Internal Revenue Code of 1986. The initial term of the Trust is twenty years, subject to earlier termination by action of the Trustees and to extension by vote of a majority of the shareholders.

On December 21, 1995, the Trust entered into a Tender Offer Agreement with an unaffiliated third party (the "Purchaser"). Pursuant to the Tender Offer Agreement, on January 31, 1996, the Purchaser commenced a cash tender offer (the "Tender Offer") for a majority of the outstanding shares. The Tender Offer expired in accordance with its terms on February 28, 1996. The Purchaser accepted approximately 73.3% of the outstanding shares. Upon the consummation of the Tender Offer, management and the Board of Trustees of the Trust were replaced with individuals designated by the Purchaser.

The Trust's original primary objective was to create a portfolio of commercial real estate investments that produced stable current returns coupled with the potential for realizing long-term appreciation. With the consummation of the Tender Offer, new management contemplates converting the Trust to an indefinite life real estate investment trust and has caused the Trust to expand into the multifamily property markets. The Trust currently anticipates that these properties will include certain properties within its affiliates' existing multifamily property portfolios that meet certain criteria, as well as properties acquired from unaffiliated third parties. In this regard, an UPREIT structure has been established with the creation of Vinings Investment Properties, L.P. (the "Operating Partnership"). In addition, on June 28, 1996, Thicket Apartments, L.P. ("Thicket LP"), a Delaware limited partnership and an indirect wholly-owned subsidiary of the Trust, acquired The Thicket Apartments, a 254-unit apartment complex located in Atlanta, Georgia. Thicket LP purchased The Thicket Apartments for a cash purchase price of $8,650,000, financed by a mortgage loan on the acquired property of $7,392,000. The Trust also obtained a secured line of credit, a portion of which was used to finance the transaction. Management's plans for the Trust are more fully discussed in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of June 30, 1996, approximately 92% of the Trust's total assets were represented by two real estate assets. These investments were Peachtree, a 75,000 square foot office building and The Thicket Apartments, a 254 unit apartment complex.

Results of Operations
- ---------------------

Interest income of $639 was earned for the three months ended June 30, 1996 compared to $321,152 for the same period in 1995. For the six month period ended June 30, 1996 and 1995, interest income earned was $91,903 and $607,899 respectively. The decrease in interest income from 1995 to 1996 is due primarily to the absence of interest on mortgage loans receivable resulting from the sale of the Arbutus and Pacesetter loans, the Hawthorne Note, and the payoff of the Hall Street Note. All 1996 interest was generated primarily by cash proceeds from the sale of Pier 1 and the Hawthorne Note.

There is no partnership income in 1996 since Pier 1 was sold on December 31, 1995. Partnership income for the three months ended and the six months ended June 30, 1995 was $428,049 and $854,842, respectively.

Rental income for the three months ended June 30, 1996 was $17,521 higher than compared to the same period for 1995. This includes rental income of $13,735 from The Thicket Apartments. Rental income of $329,622 was earned during the six months ended June 30, 1996, compared to $340,639 for the same period in 1995. This includes rental income from Peachtree of $315,886 and $296,890, respectively. The balance of rental income for the six months ended June 30, 1995 included $28,139 from the Hall Street Property.

There is no loan commitment fee revenue in 1996 because it was fully amortized in 1995. There is no miscellaneous income for the three months ended June 30, 1996. However, miscellaneous income of $141,229 for the six months ended June 30, 1996 is due to proceeds from the termination of the Receivership for the Hall Street Property in February 1996.

There are no investment advisor's fees for the three months ended June 30, 1996 as compared to $82,095 for the same period in 1995. However, investment advisor's fee expense for the six months ended June 30, 1996 has increased by $192,608 when compared to the same period in 1995. Through the third quarter of 1995, this expense was directly related to the nature and value of the assets under management and the income they produced. Beginning with the fourth quarter of 1995 through the end of the Tender Offer in February 1996, the prior Advisor was paid various fixed fees for asset management, asset liquidation and the successful completion of the Tender Offer. Since the consummation of the Tender Offer, the Trust has not paid advisor's fees.

Trustee's fees and expenses for the three months ended June 30, 1996 decreased by $17,247 over the same period in 1995. This decrease is a result of the change in Trustees after the Tender Offer. The current Trustees are not receiving an annual retainer fee. The expense for the six months ended June 30, 1996 increased $8,419 over the same period in 1995.

Professional fees for the three months ended June 30, 1996 are only $21,809 higher than those for the same period in 1995. For the six months ended June 30, 1996, professional fees have increased by $230,531 when compared to the same period in 1995. In the first quarter of 1996, the Trust incurred significant legal expenses relating to the Tender Offer.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other operating expenses include directors' & officers' insurance, shareholder expenses, annual reporting costs and miscellaneous general and administrative expenses. These expenses for the three months ended June 30, 1996 are $61,040 compared to $57,262 for the same period in 1995. However, for the six months ended June 30, 1996 these expenses are $165,656 as compared to $97,935 for the same period in 1995. The increase of $67,721 is due primarily to annual report costs, shareholder expenses in connection with the Tender Offer and NASDAQ filing fees, all incurred in the first quarter of 1996.

Property operating expenses for the three months and the six months ended June 30, 1996 have decreased by $11,278 and $78,229 respectively, as compared to the same periods in 1995. These decreases are due primarily to the sale of Hawthorne in 1995.

Depreciation and amortization for the three months and six months ended June 30, 1996 decreased by $59,242 and $129,127 respectively, as compared to the same periods in 1995. These decreases are due to the sale of the Pier I partnership interest on December 31, 1995.

Liquidity and Capital Resources
- -------------------------------

The cash held by the Trust plus the cash flow from Peachtree are expected to provide sources of liquidity until new management implements its growth and expansion strategy for the Trust. The Trust obtained a $2,000,000 line of credit secured by Peachtree. At June 30, 1996, a total of $1,568,104 was drawn on the line of credit in connection with the acquisition of The Thicket Apartments, leaving a balance of $431,896 to fund future capital improvements and/or working capital needs. Management is currently exploring additional financing alternatives including public or private offerings of the Trust's securities.

                                     PART II



                                OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

The Trust held its annual meeting of shareholders (the "Annual Meeting") on June 25, 1996. At the Annual Meeting, the shareholders voted to elect Peter D. Anzo, Martin H. Petersen, Stephanie A. Reed, Gilbert H. Watts, Jr., Phill D. Greenblatt and Henry Hirsch to serve as Trustees of the Trust until the 1997 annual meeting of shareholders. The following table sets forth the results of the shareholder votes with respect to the election of the Trustees.

         TRUSTEES                          FOR                 WITHHELD
         --------                          ---                 --------

         Peter D. Anzo                  8,148,152               18,472
         Martin H. Petersen             8,148,152               18,472
         Stephanie A. Reed              8,147,950               18,674
         Gilbert H. Watts, Jr.          8,148,152               18,472
         Phill D. Greenblatt            8,148,152               18,472
         Henry Hirsch                   8,148,152               18,472

The shareholders also voted on (i) the approval of a proposal to amend the Trust's Declaration of Trust to authorize the Board of Trustees to combine outstanding shares of beneficial interest of the Trust by way of reverse share split (the "Reverse Split Amendment"), and (ii) the approval of a proposal to amend the Trust's Declaration of Trust to eliminate certain restrictions on the Trust's investment practices and activities and to provide that to achieve the general policy objective of the Trust, the Trustees intend to invest the assets of the Trust in multifamily apartment properties and other real estate properties which offer the potential to achieve such objective (the "Investment Policies Amendment"). 8,049,628 votes were cast in favor of the Reverse Split Amendment, 49,030 votes were cast against it, 21,525 abstained, 0 represented broker non-votes and 524,817 shares were not voted. 7,214,770 votes were cast in favor of the Investment Policies Amendment, 25,752 votes were cast against it, 31,075 abstained, 0 represented broker non-votes, and 1,373,403 shares were not voted.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)      Exhibits

    27 - Financial Data Schedule

(b)      Reports on Form 8-K

         The Trust reported on Form 8-K, filed with the Securities Exchange Commission on July 2, 1996, the acquisition of The Thicket Apartments.

                                    SIGNATURE


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Vinings Investment Properties Trust


                                             /s/ Stephanie A. Reed
                                         By: ________________________________
                                             Stephanie A. Reed
                                             Vice President



Dated: