Form 10-Q
period 1996-09-30
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 1996-11-14
CIK 759174

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1996          Commission file number 0-13693


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

               (Exact name of registrant as specified in charter)



         Massachusetts                                           13-6850434
         -------------                                       -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)




3111 Paces Mill Road, Suite A-200, Atlanta, GA                      30339
----------------------------------------------               -----------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:            (770) 984-9500
                                                             -----------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes X                   No
                        ---                     --



    Shares of Beneficial Interest outstanding at November 13, 1996: 1,080,531

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                         INDEX OF FINANCIAL INFORMATION


PART I   FINANCIAL INFORMATION                                          PAGE
------   ---------------------                                          ----

Item 1   Financial Statements

         Consolidated Balance Sheets at September 30, 1996 (unaudited)
         and December 31, 1995                                            3

         Consolidated Statements of Operations (unaudited) for the
         three and nine months ended September 30, 1996 and 1995          4

         Consolidated Statements of Shareholders' Equity for the
         year ended December 31, 1995 and the nine months
         ended September 30, 1996 (unaudited)                             5

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 1996 and 1995            6

         Notes to Consolidated Financial Statements                       7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10

PART II  OTHER INFORMATION/SIGNATURE
-------  ---------------------------

Item 6    Exhibits and Reports on Form 8-K                                13

          Signature Page                                                  14


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                   September 30,         December 31,
                                                                       1996                  1995
                                                                  ----------------      ----------------
                                                                    (unaudited)
ASSETS

Real estate investments:
    Mortgage loans receivable, net of valuation allowance
        of $895,000 at December 31, 1995 (note 2)                  $            0        $      700,000

Real estate assets:
     Real estate assets less accumulated depreciation of
     $512,615 and $374,523 at September 30, 1996 and
     December 31, 1995 respectively (note 3)                           10,894,765             2,357,533
                                                                  ----------------      ----------------

                                                                       10,894,765             3,057,533

Cash and cash equivalents                                                 193,514            18,470,031
Cash escrows                                                              268,235                     0
Receivables and prepaid assets                                            223,079               346,057
Deferred costs less accumulated amortization of
     $37,258 and $23,754 at September 30, 1996 and
     December 31, 1995 respectively (note 4)                              221,298                 4,736
                                                                  ----------------      ----------------

Total Assets                                                       $   11,800,891        $   21,878,357
                                                                  ================      ================



LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage payable (note 6)                                          $    7,383,961        $            0
Line of credit (note 6)                                                 1,568,104                     0
Accounts payable and accrued liabilities                                  417,242               301,358
Due to affiliate                                                                0               292,887
                                                                  ----------------      ----------------

                                                                        9,369,307               594,245
                                                                  ----------------      ----------------
Shareholder's equity:
     Shares of beneficial interest, without par value,
        unlimited shares authorized, 1,080,540 shares
        issued and outstanding (note 8 )                               36,972,784            36,973,249

Cumulative earnings                                                    38,078,279            38,689,392

Cumulative distributions                                              (72,619,479)          (54,378,529)
                                                                  ----------------      ----------------
                                                                        2,431,584            21,284,112
                                                                  ----------------      ----------------

Total Liabilities and Shareholders' Equity                         $   11,800,891        $   21,878,357
                                                                  ================      ================

                            (See accompanying notes)

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                              For the three months                 For the nine months
                                                               ended September 30,                 ended September 30,
                                                          ------------------------------      ------------------------------

                                                              1996            1995                1996            1995
                                                          -------------  ---------------      --------------  --------------
REVENUES

     Interest income                                       $       399    $     105,843        $     92,302    $    757,491
     Income from partnership (note 5)                                0          430,040                   0       1,284,882
     Rental income                                             612,911          157,519             942,533         454,409
     Loan commitment fees                                            0            5,611                   0          16,835
     Miscellaneous income (note 2)                                   0                0             141,229               0
                                                          -------------  ---------------      --------------  --------------
                                                               613,310          699,013           1,176,064       2,513,617
                                                          -------------  ---------------      --------------  --------------

EXPENSES

     Investment advisor's fees                                       0          115,729             333,461         256,582
     Trustees' fees and expenses                                    20           16,498              44,797          51,373
     Professional fees                                          68,380           60,777             447,070         208,936
     Other operating expenses                                   78,505           59,198             242,680         190,315
     Property operating expenses                               230,857           89,058             332,403         243,078
     Interest expense (note 6)                                 200,945                0             208,370               0
     Depreciation and amortization                             110,696          101,563             151,596         271,590
                                                          ------------   ---------------      --------------  --------------
                                                               689,403          442,823           1,760,377       1,221,874
                                                          -------------  ---------------      --------------  --------------

 Income (loss) before sale of real estate investment           (76,093)         256,190            (584,313)      1,291,743
                                                          -------------  ---------------      --------------  --------------

GAIN AND LOSS ON REAL ESTATE

 Gain (loss) on sale of real estate investment(notes 2&3)            0         (150,300)            (26,800)          2,525
 Allowance to reduce mortgage receivable to
   fair market value (note 2)                                        0                0                   0      (1,647,000)
                                                          -------------  ---------------      --------------  --------------
                                                                     0         (150,300)            (26,800)     (1,644,475)
                                                          -------------  ---------------      --------------  --------------

 Net income (loss)                                         $   (76,093)   $     105,890        $   (611,113)   $   (352,732)
                                                          =============  ===============      ==============  ==============

EARNINGS PER SHARE

  Income (loss) before sale of real estate investment      $     (0.07)   $        0.24        $      (0.54)   $       1.19
  Gain (loss) on sale of real estate investment                   0.00            (0.14)              (0.03)          (1.52)
                                                          -------------  ---------------      --------------  --------------

  Net income (loss)                                        $     (0.07)   $        0.10        $      (0.57)   $      (0.33)
                                                          =============  ===============      ==============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES (Note 8)                   1,080,540        1,080,625           1,080,540       1,080,625
                                                          =============  ===============      ==============  ==============


                            (See accompanying notes)



                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 For the year ended December 31, 1995 and the nine months ended September 30, 1996
                                   (unaudited)



                                                Shares of                                        Total
                                               beneficial       Cummulative     Cummulative   shareholders'
                                                interest        earnings       distributions     equity
                                               ------------   --------------   ----------------------------

BALANCE AT DECEMBER 31, 1994                  $ 50,200,591   $   38,110,846   $(54,378,529)  $  33,932,908

Net Income                                               0          578,546              0         578,546

Distributions to shareholders
     (1.53 per share return of capital
     on a federal income tax basis)            (13,227,342)               0              0     (13,227,342)
                                               ------------   --------------   -------------  -------------

BALANCE AT DECEMBER 31, 1995                    36,973,249       38,689,392    (54,378,529)     21,284,112

Net Loss                                                 0         (611,113)              0       (611,113)

Retirement of Shares                                  (465)               0               0           (465)

Distributions to shareholders                            0                0    (18,240,950)    (18,240,950)
                                               ------------   --------------   -------------  -------------

BALANCE AT SEPTEMBER 30, 1996                 $ 36,972,784   $   38,078,279   $(72,619,479)  $   2,431,584
                                               ============   ==============   =============  =============

                            (See accompanying notes)


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          For the nine months
                                                                                          ended September 30,
                                                                                 ---------------------------------------

                                                                                      1996                   1995
                                                                                 ---------------        ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                          $    (611,113)        $      (352,732)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

        Depreciation and amortization                                                   151,596                 271,590
        (Gain) loss on sale of real estate (note 3)                                      26,800               1,644,475
        Decrease (increase) in escrows                                                 (268,236)                      0
        Decrease (increase) in deferred lease commissions                                (5,639)                      0
        Decrease (increase) in interest receivable and prepaid assets                   122,978                 109,646
        (Decrease) increase in accounts payable, accrued liabilities
            and due to affiliate                                                       (177,003)                    353
                                                                                 ---------------        ----------------

        Total adjustments                                                              (149,504)              2,026,064
                                                                                 ---------------        ----------------

Net cash provided by (used in) operating activities                                    (760,617)              1,673,332
                                                                                 ---------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of The Thicket Apartments (note 3)                                          (8,660,900)                      0
Peachtree capital expenditures                                                           (9,077)                   (297)
The Thicket capital expenditures                                                         (5,347)                      0
Principal payment on Hall Street note (note 2)                                                0               2,000,000
Net proceeds from sale of Hawthorne (notes 2 & 3)                                       673,200               3,264,696
Net proceeds from sale of Arbutus & Pacesetter (note 2)                                       0               6,384,700
                                                                                 ---------------        ----------------

Net cash provided by (used in) investing activities                                  (8,002,124)             11,649,099

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from mortgage payable (note 6)                                           7,392,000                       0
Net proceeds from line of credit (note 6)                                             1,568,104                       0
Deferred financing costs (note 4)                                                      (224,426)                      0
Principal repayment on mortgage payable (note 6)                                         (8,039)                      0
Purchase of retired shares                                                                 (465)                      0
Distributions to shareholders                                                       (18,240,950)             (6,310,850)
                                                                                 ---------------        ----------------
Net cash provided by (used in) financing activities                                  (9,513,776)             (6,310,850)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (18,276,517)              7,011,581

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     18,470,031               2,555,662
                                                                                 ---------------        ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $     193,513         $     9,567,243
                                                                                 ===============        ================
                            (See accompanying notes)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Trust sold Hawthorne Research and Development Facility on March 30, 1995 for $5,095,000.  The Trust took back a note for
$1,595,000 which was discounted to $1,493,200 due to its below-market interest rate. As of September 30, 1995, the amortized discount increased the note balance to $1,518,650 (see note 2).

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996
                                   (unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The financial statements of the Trust are consolidated and include all the accounts of the Trust, its wholly-owned operating partnership, Vinings Investment Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), and subsidiaries. Through its ownership of Vinings Holdings, Inc., a Delaware corporation and wholly-owned subsidiary which is a limited partner of the Operating Partnership, and its limited and general partnership interests in the Operating Partnership, the Trust was a 100% economic owner of the Operating Partnership at September 30, 1996 (this structure is commonly referred to as an umbrella partnership real estate investment trust or "UPREIT"). The term "Trust" as used herein means the Trust and its subsidiaries on a consolidated basis (including the Operating Partnership and its subsidiaries), or, where the context so requires, Vinings Investment Properties Trust only. Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the nine month period (consisting only of normal recurring adjustments) ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Vinings Investment Properties Trust and Subsidiaries (formerly known as Mellon Participating Mortgage Trust Commercial Properties Series 85/10 and Subsidiaries) Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2 - MORTGAGE LOANS RECEIVABLE

Hall Street Investment
----------------------

On February 22, 1995, the borrower prepaid the outstanding note receivable balance of $2 million with accrued interest. On February 26, 1996, the Trust received $141,229 from the termination of the Receivership for the Hall Street Property. The Trust had completed the foreclosure sale of the Hall Street Industrial Complex on October 4, 1994.

Hawthorne Research and Development Facility
-------------------------------------------

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

Arbutus and Pacesetter Investment
---------------------------------

The Trust's investment in the Arbutus Shopping Center and Pacesetter Shopping Center had been at respective book values of $4,350,000 and $3,812,000. On August 12, 1995, the Trust closed the sale of the two mortgages at $3,615,000 for Arbutus and $2,900,000 for Pacesetter. These sales resulted in a total loss of $1,797,300, comprised of a $1,647,000 write-down to reflect the realizable value plus selling and legal expenses of $150,300.

NOTE 3 - REAL ESTATE ASSETS

The Thicket Apartments
----------------------

On June 28, 1996, Thicket Apartments, L.P. ("Thicket LP"), a Delaware limited partnership and an indirect wholly-owned subsidiary of the Trust, acquired The Thicket Apartments, a 254-unit apartment complex located in Atlanta, Georgia.
Thicket LP purchased The Thicket Apartments for a cash purchase price of $8,650,000, financed by a mortgage loan on the acquired property of $7,392,000. The Trust also obtained a secured line of credit, a portion of which was used to finance the transaction. Occupancy was 99% at September 30, 1996.

Peachtree Business Center
-------------------------

PBC Acquisition Inc., a wholly owned subsidiary of the Trust, owns Peachtree Business Center ("Peachtree"), a single-story business park with approximately 75,000 square feet of gross leasable space, located in metropolitan Atlanta, Georgia. Occupancy was 100% at September 30, 1996.

Hawthorne Research and Development Facility
-------------------------------------------

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

NOTE 4 - DEFERRED COSTS

Deferred costs include financing costs totaling $224,426 related to the acquisition of The Thicket Apartments which are being amortized over the life of the mortgage loan, and leasing commissions totaling $34,129 paid to an unaffiliated management company that manages Peachtree Business Center which are being amortized over the lives of the individual leases. Accumulated amortization as of September 30, 1996 totals $9,750 and $27,508 respectively.

NOTE 5 - INVESTMENT IN PARTNERSHIP

The Trust invested $14.7 million as a limited partner in a partnership with a total capitalization of $41.5 million that owns 33 stores leased to Pier 1 under net leases with initial terms of fifteen years. On December 31, 1995, the Trust and MP GP, Inc. along with certain other partners of the Partnership sold their limited partner and general partner interests, respectively, to Pier 1. Total sales proceeds to the Trust and MP GP, Inc. were $15,788,680 which, after legal and advisor fees of $189,648, resulted in a gain of $1,700,323.

NOTE 6 - NOTES PAYABLE

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

In addition, the Trust obtained a $2,000,000 line of credit secured by Peachtree. Payments of interest only at the prime rate are due monthly. A total of $1,568,104 was drawn from the line as of September 30, 1996, all in connection with the acquisition of The Thicket Apartments.

NOTE 7 - DISTRIBUTIONS

On February 2, 1996, the Trust paid a cash dividend of $16,856,750 or $1.95 per share. On February 27, 1996, the Trust paid another cash dividend of $1,383,200 or $0.16 per share.

NOTE 8 - REVERSE SHARE SPLIT

On July 1, 1996, the Trust effected a 1-for-8 reverse share split of its outstanding shares of beneficial interest, without par value. Shareholders tendered their shares and received one share for every eight shares owned. The Trust purchased any fractional shares at a cost of $5.50 per share. As of September 30, 1996, a total of 85 shares worth of fractional shares had been purchased and retired leaving an outstanding share balance of 1,080,540. The weighted average number of shares for prior periods has been restated to reflect the reverse share split.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General
-------

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

On December 21, 1995, the Trust entered into a Tender Offer Agreement with an unaffiliated third party (the "Purchaser"). Pursuant to the Tender Offer Agreement, on January 31, 1996, the Purchaser commenced a cash tender offer (the "Tender Offer") for a minimum of a majority and a maximum of 85% of the outstanding shares. The Tender Offer expired in accordance with its terms on February 28, 1996. The Purchaser accepted approximately 73.3% of the outstanding shares. Upon the consummation of the Tender Offer, management and the Board of Trustees of the Trust were replaced with individuals designated by the Purchaser.

The Trust's original primary objective was to create a portfolio of commercial real estate investments that produced stable current returns coupled with the potential for realizing long-term appreciation. With the consummation of the Tender Offer, new management contemplates converting the Trust into an indefinite life real estate investment trust and has caused the Trust to expand into the multifamily property markets. The Trust currently anticipates that these properties will include certain properties within its affiliates' existing multifamily property portfolios that meet certain criteria, as well as properties acquired from unaffiliated third parties. In this regard, an UPREIT structure was established with the creation of Vinings Investment Properties, L.P., (the "Operating Partnership") on June 11, 1996. In addition, on June 28, 1996, Thicket Apartments, L.P. ("Thicket LP"), a Delaware limited partnership and an indirect wholly-owned subsidiary of the Trust, acquired The Thicket Apartments, a 254-unit apartment complex located in Atlanta, Georgia. Thicket LP purchased The Thicket Apartments for a cash purchase price of $8,650,000, financed by a mortgage loan on the acquired property of $7,392,000. The Trust also obtained a secured line of credit, a portion of which was used to finance the transaction. Management's plans for the Trust are more fully discussed in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

As of September 30, 1996, approximately 92% of the Trust's total assets were represented by two real estate assets. These investments were Peachtree Business Center, a 75,000 square foot office building and The Thicket Apartments, a 254 unit apartment complex.

Results of Operations
---------------------

Interest income of $399 was earned for the three months ended September 30, 1996 compared to $105,843 for the same period in 1995. For the nine month period ended September 30, 1996 and 1995, interest income earned was $92,302 and $757,491 respectively. The decrease in interest income from 1995 to 1996 is due primarily to the absence of interest on mortgage loans receivable resulting from the sale of the Arbutus and Pacesetter loans, the Hawthorne Note, and the payoff of the Hall Street Note. All 1996 interest was generated primarily by cash proceeds from the sale of Pier 1 and the Hawthorne Note.

There is no partnership income in 1996 as the Pier 1 interest was sold on December 31, 1995. Partnership income for the three months and the nine months ended September 30, 1995 was $430,040 and $1,284,882, respectively.

Rental income for the three months ended September 30, 1996 was $455,392 higher than the rental income for the same period for 1995. This increase is due to the income generated from The Thicket Apartments. For the nine months ended September 30, 1996, rental income was $488,124 higher than the previous year. Of this increase, $20,676 was generated from Peachtree Business Center, with the balance being generated from The Thicket Apartments.

There is no loan commitment fee revenue in 1996 because it was fully amortized in 1995. There is also no miscellaneous income for the three months ended September 30, 1996. However, miscellaneous income of $141,229 for the nine months ended September 30, 1996 is due to proceeds from the termination of the Receivership for the Hall Street Property in February 1996.

There are no investment advisor's fees for the three months ended September 30, 1996 as compared to $115,729 for the same period in 1995. However, investment advisor's fee expense for the nine months ended September 30, 1996 has increased by $76,879 when compared to the same period in 1995. Through the third quarter of 1995, this expense was directly related to the nature and value of the assets under management and the income they produced. Beginning with the fourth quarter of 1995 through the consummation of the Tender Offer in February 1996, the prior Advisor was paid various fixed fees for asset management, asset liquidation and the successful completion of the Tender Offer. Since the consummation of the Tender Offer, the Trust has not paid advisor's fees.

Trustee's fees and expenses for the three months ended September 30, 1996 decreased by $16,478 over the same period in 1995. This decrease is a result of the change in Trustees after the consummation of the Tender Offer. The current Trustees are not receiving an annual retainer fee. The Trustee's fees and expenses for the nine months ended September 30, 1996 decreased $6,576 over the same period in 1995.

Professional fees for the three months ended September 30, 1996 are $7,603 higher than those for the same period in 1995. For the nine months ended
September 30, 1996, professional fees have increased by $238,134 when compared to the same period in 1995. In the first quarter of 1996, the Trust incurred significant legal expenses relating to the Tender Offer.

Other operating expenses include directors' and officers' insurance, shareholder expenses, annual reporting costs and miscellaneous general and administrative expenses. These expenses for the three months ended September 30, 1996 are $78,505 compared to $59,198 for the same period in 1995. For the nine months ended September 30, 1996 these expenses are $242,680 as compared to $190,315 for the same period in 1995. The increases of $19,307 and $52,365, respectively, are due primarily to higher costs for directors' and officers' insurance, reporting costs, and professional fees incurred in connection with the tender offer.

Property operating expenses for the three months and the nine months ended September 30, 1996 have increased by $141,799 and $89,325 respectively, as compared to the same periods in 1995. These increases are due primarily to property operating expenses related to the operation of The Thicket Apartments.

Interest expense for the three months and the nine months ended September 30, 1996 is interest on the mortgage payable as well as the line of credit, both of which were incurred in connection with the acquisition of The Thicket Apartments.

Depreciation and amortization for the three months ended September 30, 1996 increased by $9,133 as compared to the same period in 1995. However, depreciation and amortization for the nine months ended September 30, 1996 decreased by $119,994 as compared to the same period in 1995. These expenses relate directly to the assets held during the respective periods of time. During 1995 depreciation was generated from the Pier I partnership interest. This interest was sold on December 31, 1995 and, therefore, no depreciation from Pier I is reflected in 1996. The Thicket Apartments was purchased on June 28, 1996. Therefore, the third quarter of 1996 reflects depreciation generated from this investment. Peachtree Business Center generated depreciation for both 1995 and 1996. In addition, loan costs related to the acquisition of The Thicket Apartments are being amortized in the third quarter of 1996.

Liquidity and Capital Resources
-------------------------------

Operating activities of the Trust provided net cash of $1,673,332 for the nine months ended September 30, 1995. However, for the nine months ended September 30, 1996, net cash of $760,617 was used in operating activities. This is due to the fact that the Trust's previous management was in the process of liquidating all assets during 1995. Therefore, with the exception of Peachtree Business Center, all of the investments which generated cash flow in 1995 were not held by the Trust in 1996.

New management plans to expand the Trust's investments through acquisitions of multi-family real estate, the first of which was The Thicket Apartments, as shown in the net cash used in investing activities for the nine months ended September 30, 1996. For the nine months ended September 30, 1995 net cash of $11,649,099 was provided by investing activities was generated from the sale of the Hall Street, Hawthorne, Arbutus and Pacesetter investments.

Net cash provided by financing activities in 1996 was generated from the mortgage note payable and the line of credit obtained in connection with the acquisition of The Thicket Apartments. Distributions to shareholders increased from $6,310,850 for the nine months ended September 30, 1995 to $18,240,950 for the nine months ended September 30, 1996, all as a result of the liquidation of the Trust's investments.

The cash held by the Trust plus the cash flow from Peachtree Business Center and The Thicket Apartments are expected to provide sources of liquidity as management continues to implement its growth and expansion strategy for the Trust. The Trust obtained a $2,000,000 line of credit secured by Peachtree Business Center. At September 30, 1996, a total of $1,568,104 has been drawn on the line of credit, leaving a balance of $431,896 to fund future capital improvements and/or working capital needs. Management is currently exploring additional financing alternatives including public or private offerings of the Trust's securities.

                                     PART II



                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27 - Financial Data Schedule

(b)      Reports on Form 8-K

          A Form 8-K dated June 28, 1996 was filed with the Securities and Exchange Commission. The filing reported the acquisition of The Thicket Apartments and was amended on Form 8-K/A on September 11, 1996. The Thicket Apartments is a 254-unit apartment complex located in Atlanta, Georgia.

                                    SIGNATURE


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Vinings Investment Properties Trust



                                             By:    /s/ Stephanie A. Reed
                                                   -----------------------
                                                      Stephanie A. Reed
                                                        Vice President



Dated: November 14, 1996