Form 10-K
period 1996-12-31
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 1997-03-31
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the fiscal year ending December 31, 1996 Commission file number 0-13693


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
             (Exact name of registrant as specified in its charter)

         Massachusetts                                            13-6850434
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

3111 Paces Mill Road, Suite A-200, Atlanta, GA                      30339
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:            (770) 984-9500
                                                            -----------------

Securities registered pursuant to Section 12(b) of the Act:              None

Securities registered pursuant to Section 12(g) of the Act:

                 Shares of Beneficial Interest without par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X                                                           No
            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
             ---
Based on the average bid and asking price on March 21, 1997, the aggregate market value of the Registrant's shares held by non-affiliates of the Registrant was $3,119,262.

The number of shares outstanding as of March 21, 1997 was 1,080,517.

                       DOCUMENTS INCORPORATED BY REFERENCE

                 Portions of the Trust's Proxy Statement relating
                          to its 1997 Annual Meeting of
              Shareholders are incorporated by reference into Part III

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                               INDEX TO FORM 10-K


PART I.....................................................................3
    ITEM 1 - Business......................................................3
    ITEM 2 - Properties....................................................7
    ITEM 3 - Legal Proceedings.............................................8
    ITEM 4 - Submission of Matters to a Vote of Shareholders...............8

PART II....................................................................9
    ITEM 5 - Market for Registrant's Shares of Beneficial Interest.........9
    ITEM 6 - Selected Financial Information...............................11
    ITEM 7 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................12
    ITEM 8 - Financial Statements and Supplementary Data..................17
    ITEM 9 - Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...................17

PART III..................................................................18
    ITEM 10 - Directors and Executive Officers of the Registrant..........18
    ITEM 11 - Executive Compensation......................................18
    ITEM 12 - Security Ownership of Certain Beneficial Owners
                      and Management......................................18
    ITEM 13 - Certain Relationships and Related Transactions..............18

PART IV...................................................................19
    ITEM 14 - Exhibits, Financial Statements and Schedule and
                      Reports on Form 8-K.................................19

Signatures ...............................................................21

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Trust's actual results could differ materially from those projected in the forward-looking statements. Certain factors that might cause such a difference are set forth in the section entitled "Certain Factors Affecting Future Operating Results", in the relevant paragraphs of "Management's Discussion and Analysis of Results of Operations and Financial Condition", and elsewhere in this report.

                                     PART I

ITEM 1 - BUSINESS

General Development of Business
-------------------------------

Vinings Investment Properties Trust, a Massachusetts business trust (the "Trust") (formerly known as Mellon Participating Mortgage Trust, Commercial Properties Series 85/10), was organized on December 7, 1984 as a twenty year finite-life real estate investment trust ("REIT"). Its original purpose was to invest in participating, shared appreciation, convertible and fixed rate mortgages and joint venture financing secured by office, industrial and retail facilities located throughout the United States. The Declaration of Trust provided, among other things, that the Trustees would use their best efforts to terminate the Trust within approximately 10 years, provided, however, that the Trustees would have the absolute discretion to determine in good faith such termination date as would be in the best interests of the shareholders of the Trust. As provided in the Declaration of Trust, the Trustees proceeded with the orderly liquidation of assets and distribution of proceeds to the shareholders. As of December 31, 1995 all of the assets to be liquidated had been sold except the Hawthorne Note, as hereinafter defined, which was sold on January 3, 1996.

In connection with the liquidation, final distributions of $15.60 and $1.28 (adjusted for the Share Split, as hereinafter defined) were paid on February 2, 1996 and March 8, 1996, respectively. The remaining assets of the Trust were Peachtree Business Center and approximately $163,000 in cash.

On December 21, 1995, the Trust entered into an Agreement Regarding Tender Offer (the "Agreement Regarding Tender Offer") with A&P Investors, Inc. ("A&P"), an unaffiliated third party. Pursuant to an Assignment and Amendment of Agreement Regarding Tender Offer (the "Assignment and Amendment Agreement" and, together with the Agreement Regarding Tender Offer, the "Tender Offer Agreement"), dated as of January 16, 1996, by and between A&P, the Trust and Vinings Investment Properties, Inc. (the "Purchaser"), a corporation formed by A&P for the purpose of making the Tender Offer (as hereinafter defined), A&P assigned all of its interest in the Tender Offer Agreement to the Purchaser.

Pursuant to the Tender Offer Agreement, on January 31, 1996, the Purchaser commenced a cash tender offer (the "Tender Offer") for a minimum of a majority and a maximum of 85% of the outstanding shares of beneficial interest of the Trust, without par value (the "Shares"), at a price of $0.47 per Share ($3.76 adjusted for the Share Split, as hereinafter defined). The Tender Offer expired in accordance with its terms at midnight on February 28, 1996. The Purchaser accepted an aggregate of 6,337,279 Shares (792,159 Shares adjusted for the Share Split, as hereinafter defined) validly tendered pursuant to the Tender Offer, representing approximately 73.3% of the outstanding Shares.

The purpose of the Tender Offer was for the Purchaser to acquire control of the Trust and to rebuild the Trust's assets by expanding into the multifamily property markets. In connection with the consummation of the Tender Offer, all of the trustees and officers of the Trust resigned and were replaced with designees of the Purchaser. In addition, prior to the Tender Offer, the Trust was an externally advised REIT for which it paid advisory fees to an unrelated third party (the "Advisor"). Upon consummation of the Tender Offer, the relationship with the Advisor was terminated and the Trust became self-administered.

On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. The Trust is the sole general partner and a 98% limited partner in the Operating Partnership. Through its ownership of Vinings Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Trust, which is also a limited partner in the Operating Partnership, the Trust was a 100% economic owner of the Operating Partnership at December 31, 1996. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT.")

On July 1, 1996, the Trust effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares. Shareholders tendered their Shares and received one Share for every eight Shares owned. The Trust has purchased and continues to purchase any fractional Shares at a cost of $5.50 per share. As of December 31, 1996, fractional Shares totaling 97 had been repurchased and retired leaving 1,080,528 Shares outstanding.

At December 31, 1996, approximately ninety-four percent (94%) of the Trust's total assets were invested in two real estate assets. They were (1) The Thicket Apartments ("Thicket"), a 254-unit apartment complex located in Atlanta, Georgia, owned through Thicket Apartments, L.P., a Delaware limited partnership, of which the Operating Partnership is a 99% limited partner and Thicket Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Trust, is the sole general partner and (2) Peachtree Business Center ("Peachtree"), an approximately 75,000 square foot, single-story business park located in Atlanta, Georgia, owned through its wholly-owned subsidiary, PBC Acquisition, Inc.

The Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to maintain its qualification as a REIT in the future. As a REIT, the Trust will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its shareholders and satisfies certain other requirements.

The Trust's executive offices are located at 3111 Paces Mill Road, Suite A-200, Atlanta, Georgia 30339, (770) 984-9500.

Financial Information About Industry Segments
---------------------------------------------

The Trust's operations and identifiable long-term assets have been attributed to the real estate industry for the entirety of its existence. While investments prior to the Tender Offer were primarily mortgage loans, the current assets of the Trust are equity investments. Management plans to continue making equity investments in the multifamily real estate markets.

Narrative Description of Business
---------------------------------

The primary objective of the Trust is to continue to expand into the multifamily real estate markets through the acquisition of garden style apartment communities which are leased to middle-income residents. The middle-income resident is a more stable and broader based market, often referred to as "the renter by necessity." Management believes that middle market properties provide greater potential for appreciation through increased revenues and cash flows than the more expensive high-end apartment communities which cater to the "renter by choice."

Management believes that these investments will provide attractive sources of income to the Trust which will not only provide cash available for future distributions, but will increase the value of the Trust's real estate portfolio as well.

In the past, the Trust has reviewed each real estate investment in the Trust's portfolio on a quarterly basis. Management plans to continue this review as well as to carefully review each acquisition to insure that the Trust makes sound investments on behalf of its shareholders. In this regard, the Trust has established an Acquisition Committee comprised of four members of the Board of Trustees, one of which is also an officer. The Board has also established certain investment criteria which must be met. The Acquisition Committee must review and approve each potential acquisition before it is presented to the Board for final approval.

Growth and Expansion Strategy
-----------------------------

Management intends to implement its growth and expansion strategy by targeting properties that have been under managed and under maintained, and purchase such properties at a price which is below replacement cost. Through strategic value added and return oriented capital improvements and intensive property management, the Trust believes that cash flow, and in turn value, will be increased.

The Trust currently anticipates that these acquisitions will include certain properties within the existing multifamily property portfolios of entities affiliated with management of the Trust which meet certain criteria, as well as properties acquired from unaffiliated third parties. These properties may be acquired either for cash, through debt financing, in exchange for Shares of the Trust or Operating Partnership units or any combination thereof. In addition, the Trust believes it can raise capital through private offerings for specific acquisitions.

Operating Strategy
------------------

The Trust believes that conducting its business and operations through the Operating Partnership will have certain strategic advantages over the Trust's previous structure, which allowed only direct investment in the Trust's real estate portfolio through the purchase of Shares of the Trust. In particular, the Operating Partnership structure will provide the Trust with greater flexibility, in certain circumstances, in facilitating future acquisitions by permitting the issuance of partnership units on a tax advantaged basis to owners of real estate properties who contribute such properties to the Operating Partnership. The Trust believes that many potential sellers of multifamily properties would be unwilling to sell their properties except in transactions that would defer income tax. In addition, holders of partnership units will have the right, under certain circumstances, to convert such units into Shares of the Trust, resulting in long-term liquidity for such holders. The overall effect of this structure, the Trust believes, will be an enhanced ability of the Trust to access the real estate and capital markets.

Competition
-----------

The Trust competes with a number of housing alternatives for its residents including other multifamily communities and single family homes available for rent as well as purchase. This competition could have an affect not only on the properties' ability to lease units but also on the rents charged. The Trust also competes with other investors for potential acquisitions, some of which may have greater resources with which to purchase projects that the Trust may be interested in acquiring.

Advisory and Property Management Services
-----------------------------------------

Through February 28, 1996, the Trust's day-to-day operations were managed by the Advisor. See Note 8 to the Trust's December 31, 1996, Consolidated Financial Statements which provides additional information regarding the advisory agreement. After the consummation of the Tender Offer, the Trust terminated the services of the Advisor and became self-administered. The Trust has entered into a management agreement with Vinings Properties, Inc. for property management services for The Thicket Apartments for a fee equal to five percent of gross revenues. Vinings Properties, Inc. is an affiliate of certain officers and trustees of the Trust. In addition, as a commitment to the rebuilding of the Trust, The Vinings Group, Inc., the parent corporation of Vinings Properties, Inc., (collectively "Vinings") has provided numerous services to the Trust relating to administration, acquisition, and capital and asset advisory services at little or no cost to the Trust. The Trust does not anticipate that these services will continue to be provided free of charge. However, while the Trust is in its rebuilding stages, the officers and trustees are committed to providing as many services as possible to promote the Trust's growth. The Peachtree Business Center is managed by a third-party property management firm not affiliated with management.

Employees
---------

At December 31, 1996, The Thicket Apartments had six employees who performed on-site property management services for the community, and were paid with funds generated from Thicket. The Trust paid a total of $15,000 to Vinings for shareholder services performed exclusively for the Trust by one of its employees. None of the officers of the Trust received compensation from the Trust for their services.

Environmental Policy
--------------------

Investments in real property create a potential for environmental liability on the part of the Trust. Owners of real property may be held liable for all costs and liabilities relating to hazardous substances present on or emanating from their properties. Current management, as did the previous Advisor, assesses on an as needed basis, measures that may need to be been taken to comply with environmental laws and regulations. In the event that there is a potential of environmental responsibility, the costs to comply with environmental laws and regulations would be estimated at that time. At December 31, 1996, the Trust was not aware of any potential environmental contamination relating to investments in its portfolio.

Certain Factors Affecting Future Operating Results
--------------------------------------------------

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Trust's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the inability of the Trust to identify properties within existing multifamily property portfolios of entities affiliated with management which will have a strategic fit with the Trust, the inability of the Trust to identify unaffiliated properties for acquisition, the less than satisfactory performance of any property which might be acquired by the Trust, the inability to access the capital markets in order to fund the Trust's present growth and expansion strategy, the cyclical nature of the real estate market generally and locally in Georgia and the surrounding southeastern states, the national economic climate, the local economic climate in Georgia and the surrounding southeastern states, and the local real estate conditions and competition in Georgia and the surrounding southeastern states. There can be no assurance that, as a result of the foregoing factors, the Trust's growth and expansion strategy will be successful or that the business and operations of the Trust will not be adversely affected thereby.

ITEM 2 - PROPERTIES

As of December 31, 1996, all of the Trust's investments were equity investments in real estate. While the Trust still owns Peachtree, a single-story business park, it intends to continue investing only in multifamily communities. The Trust's two real estate investments are summarized below by property type:

                                  Amount of         Investment       Occupancy
                                  Investment        Percentage      at 12/31/96
                                  ----------        ----------      -----------
The Thicket Apartments          $  8,547,570           79%             97%
Peachtree Business Center          2,310,966           21%             91%
                                 -----------          -----
Totals                           $10,858,536          100%
                                 ===========          =====

The above investment amounts are net of accumulated depreciation. The Trust incorporates herein by reference the description of owned real property on
Schedule III and the notes thereto. This schedule is made part of the Trust's December 31, 1996 Consolidated Financial Statements.

ITEM 3 - LEGAL PROCEEDINGS

Neither the Trust, nor its properties are presently subject to any material litigation or, to the Trust's knowledge, is any material litigation threatened against the Trust or either of its properties, other than routine actions or claims and administrative proceedings arising in the ordinary course of business. Some of these claims are expected to be covered by insurance and all of which collectively are not expected to have a material adverse effect on the business, the financial condition, or the results of operations of the Trust.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of the Trust's shareholders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SHARES OF BENEFICIAL INTEREST

Stock Quotation
---------------

The Trust's Shares are currently traded on the Nasdaq SmallCap Market under the symbol "VIPIS".

The Trust was informed by the Nasdaq Stock Market, Inc. on February 28, 1996 that, as a result of the liquidating dividends and the purchase of Shares by the Purchaser pursuant to the Tender Offer, the Shares no longer met all of the requirements for continued inclusion on the Nasdaq National Market. The Trust requested and was granted an extension of time in order to meet the initial inclusion criteria for a transfer from the Nasdaq National Market to the Nasdaq SmallCap Market.

Market Information
------------------

On July 1, 1996, the Trust effected a 1-for-8 reverse Share Split of its 8,645,000 outstanding Shares. Shareholders tendered their Shares and received one Share for every eight Shares owned. The Trust has purchased and continues to purchase any fractional Shares at a cost of $5.50 per share. As of December 31, 1996, fractional Shares totaling 97 had been repurchased and retired leaving 1,080,528 Shares outstanding. All Share prices and dividends have been restated to reflect the Share Split. The high and low sales prices for each quarterly period during fiscal 1996 and 1995, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions, are as follows:

                        ----------------------    ---------------------
                                1996                      1995

                        ----------------------    ---------------------

Quarter Ended              High        Low          High        Low
-------------              ----        ---          ----        ---
March 31                    22           3            32         26
June 30                      6 1/2       3            30         20
September 30                 6           4            28         19
December 31                  5           4 3/8        28         16


Dividends
---------

The Trust's dividend policy up to the consummation of the Tender Offer, was to distribute all liquidating proceeds. These dividends were 100% return of capital in fiscal 1996 and 1995 (as summarized below) which historically had an effect on the Trust's Share price. The effect of dividend distributions reduced the book value of the Trust, and therefore, reduced the market price for the Shares, especially with regard to the final liquidating dividends paid in the first quarter of 1996. On March 21, 1997, the closing sales price for the Trust's Shares, as reported on the Nasdaq SmallCap Market, was $4.50.

The Trust paid quarterly cash distributions to shareholders sufficient to enable the Trust to qualify as a REIT. For fiscal years 1996 and 1995, the Trust declared cash distributions per share as reported for generally accepted accounting principles (adjusted for the Share Split) as shown below. For a discussion of the federal income tax consequences of these distributions, refer to Note 9 of the Trust's December 31, 1996, Consolidated Financial Statements.


  --------------------------------   --------------------------------
               1996                               1995
  --------------------------------   --------------------------------

  Payment Date       Distributions   Payment Date      Distributions


  February 2, 1996        $15.60    April 19, 1995            $ 5.20
  March 8, 1996             1.28    August 17, 1995             0.64
                                    October 27, 1995            5.60
                                    December 31, 1995           0.80
                          ------                              ------
  Total                   $16.88        Total                 $12.24
                          ======                              ======


Since the consummation of the Tender Offer, management has not issued its dividend policy for the Trust, nor has it declared any dividends. In an effort to rebuild the Trust's assets, all operating cash flow has been reserved for future growth and expansion. However, as assets are acquired and operating cash flow increases, the Trust intends to pay distributions to shareholders in amounts at least sufficient to enable the Trust to qualify as a REIT.

Holders
-------

The Trust had 755 holders of record of its Shares as of March 21, 1997.

ITEM 6 - SELECTED FINANCIAL INFORMATION

The following table sets forth selected financial information for the Trust and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as the Trust's December 31, 1996, Consolidated Financial Statements which are made part of this report. All share and per share information have been restated to reflect the Share
Split.

                                                                      For the year ended December 31,
                                        --------------------------------------------------------------------------------------------
                                            1996               1995               1994                1993                1992
                                        --------------     --------------     --------------     ---------------     ---------------

Revenues                                 $ 1,796,917        $ 3,244,908        $ 4,159,170         $ 6,668,425         $  7,731,951

Expenses                                   2,580,195          1,779,475          2,477,923           2,163,286            1,712,408
                                         ------------       ------------       ------------        ------------        -------------
Income (loss) before loss on
  real estate investments                   (783,278)         1,465,433          1,681,247           4,505,139            6,019,543

Loss on real estate investments              (26,800)          (886,887)          (816,307)         (1,325,000)         (16,507,006)
                                         ------------       ------------       ------------        ------------        -------------
Net income (loss)                        $  (810,078)       $   578,546        $   864,940         $ 3,180,139         $(10,487,463)
                                         ============       ============       ============        ============        =============

Per share information:
Income (loss) before loss on
  real estate investments                $     (0.73)       $      1.36        $      1.56         $      4.17         $       5.57
                                         ============       ============       ============        ============        =============
Net income (loss)                        $     (0.75)       $      0.54        $      0.80         $      2.94         $      (9.71)
                                         ============       ============       ============        ============        =============

Dividends declared and paid:
Ordinary income                          $       -          $       -          $      0.08         $      4.08         $       2.16

Return of capital                              16.88              12.24              24.64                 -                   2.40
                                         ------------       ------------       ------------        ------------        -------------
Total dividends declared paid            $     16.88        $     12.24        $     24.72         $      4.08         $       4.56
                                         ============       ============       ============        ============        =============

Total assets                             $11,519,469        $21,878,357        $34,348,242         $60,514,634         $ 61,570,899
                                         ============       ============       ============        ============        =============
Shareholders' equity                     $ 2,232,548        $21,284,112        $33,932,908         $59,781,018         $ 61,009,829
                                         ============       ============       ============        ============        =============

Weighted average shares outstanding        1,080,528          1,080,625          1,080,625           1,080,625            1,080,625
                                         ============       ============       ============        ============        =============

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The Trust was organized on December 7, 1984 as a twenty year finite-life REIT whose original purpose was to invest in participating, shared appreciation, convertible and fixed rate mortgages and joint venture financing secured by office, industrial and retail facilities located throughout the United States. The Declaration of Trust provided, among other things, that the Trustees would use their best efforts to terminate the Trust within approximately 10 years. The Trustees proceeded with the orderly liquidation of assets and the distribution of proceeds to the shareholders. As of December 31, 1995, all of the assets to be liquidated had been sold except the Hawthorne Note, as hereinafter defined, which was sold on January 3, 1996. The remaining assets of the Trust were Peachtree Business Center and approximately $163,000 in cash.

On January 31, 1996, Vinings Investment Properties, Inc. (the "Purchaser") commenced a cash tender offer (the "Tender Offer") for a minimum of a majority and a maximum of 85% of the outstanding shares of beneficial interest of the Trust (the "Shares"). The Tender Offer expired in accordance with its terms at midnight on February 28, 1996, and the Purchaser accepted approximately 73.3% of the outstanding Shares. In connection with the consummation of the Tender Offer, all of the trustees and officers of the Trust ("Prior Management") resigned and were replaced with designees of the Purchaser ("Management"). In addition, the Trust was an externally advised REIT for which it paid advisory fees to an unrelated third party (the "Advisor"). Upon consummation of the Tender Offer, the relationship with the Advisor was terminated and the Trust became self-administered.

The purpose of the Tender Offer was for Management to acquire control of the Trust and to rebuild the Trust's assets by expanding into the multifamily real estate markets through the acquisition of garden style apartment communities which are leased to middle-income residents. Management believes that these investments will provide attractive sources of income to the Trust which will not only increase net income and provide cash available for future distributions, but will increase the value of the Trust's real estate portfolio as well.

On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership") was organized. The Trust is the sole general partner and a 98% limited partner in the Operating Partnership. Through its ownership of Vinings Holdings, Inc., a wholly-owned subsidiary of the Trust, which is also a limited partner in the Operating Partnership, the Trust was a 100% economic owner of the Operating Partnership at December 31, 1996 (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT").

Management believes that conducting its business and operations through the Operating Partnership will have certain strategic advantages over the Trust's previous structure, which allowed investment in the Trust only through the purchase of Shares of the Trust. In particular, the Operating Partnership structure will provide the Trust with greater flexibility, in certain circumstances, in facilitating future acquisitions by permitting the issuance of partnership units on a tax advantaged basis to owners of real estate properties who contribute such properties to the Operating Partnership. The overall effect of this structure, the Trust believes, will be an enhanced ability of the Trust to access the real estate and capital markets. On July 1, 1996, the Trust effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares. Shareholders tendered their Shares and received one Share for every eight Shares owned. The Trust has purchased and continues to purchase any fractional Shares at a cost of $5.50 per share. As of December 31, 1996, fractional Shares totaling 97 had been repurchased and retired leaving 1,080,528 Shares outstanding.

As a result of the Tender Offer, much of Management's efforts during 1996 were focused on the Trust's organizational structure and preparing the Trust strategically for future acquisitions. The Thicket Apartments (the "Thicket"), a 254-unit apartment community in Atlanta, Georgia, was acquired on June 28, 1996 as the Trust's only acquisition for the year. At December 31, 1996, the Trust's two real estate assets were Thicket and Peachtree, which were 97% and 91% leased respectively.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements of the Trust and the notes thereto.

Results of Operations
---------------------

Because it was the original intent of the Trust to terminate after approximately ten years, the net income, as well as the asset value, of the Trust has decreased over the last several years. Revenues have steadily decreased from fiscal years ended December 31, 1994 to 1995 to 1996. Operating expenses, however, increased substantially in 1996 due to a number of non-recurring costs associated with the Tender Offer and the structural reorganization of the Trust. This resulted in a net loss for 1996.

All of the gains (losses) on real estate investments since 1994 were the result of Prior Management's liquidation of the Trust's investments.

As a result of the liquidation of assets, change in management, and the redirection of the Trust's business objectives, substantially all of the income producing assets held in fiscal years 1995 and 1994, are no longer held by the Trust, with the exception of Peachtree. With the acquisition of Thicket, the Trust obtained a mortgage note payable and a line of credit, and incurred interest expense and amortization of deferred financing costs for the first time in 1996.

Comparison of Operating Results of 1996 to Operating Results of 1995
--------------------------------------------------------------------

Total revenues decreased $1,447,991,  or 45%, from $3,244,908 to $1,796,917 as a result of the Trust's liquidation of investments.

Rental and Other property revenues increased $952,029, or 159%, from $600,454 to $1,552,483 as a result of the acquisition of Thicket on June 28, 1996. Revenues from Peachtree remained fairly constant.

There was no Partnership income during 1996, as compared to $1,730,508 in 1995, due to the sale of the interest in the Mellon\Pier I Properties Limited Partnership I (the "Pier I Interest") on December 29, 1995.

Interest income decreased by $798,842, or 90%, from $891,499 to $92,657. One of the Trust's major sources of revenues prior to 1996 was its investment in mortgage loan receivables. Interest earned on these investments generated the Trust's interest income in 1995. In 1996, interest income was generated from cash investments primarily in the first two months of the year, prior to the payment of liquidating dividends.

Property operating and maintenance expense increased $295,882, or 102%, from $290,548 to $586,430, also as a result of the acquisition of Thicket.

Depreciation and amortization decreased $116,903, or 32%, from $361,013 to $244,110. There was no depreciation generated from the Pier I Interest in 1996, as compared to $277,601 in 1995. The Thicket generated depreciation of $162,965 for the six months held in 1996. Depreciation and amortization on Peachtree increased slightly.

The Trust incurred a mortgage note payable and established a line of credit during 1996, both associated with the acquisition of Thicket. (See Note 6 to the Trust's December 31, 1996 Consolidated Financial Statements). In connection with these liabilities, the Trust incurred financing costs, which are being amortized over the lives of the obligations, and interest expense associated with the notes. These amounts totaled $19,502 and $408,719, respectively.

General and administrative expense increased $221,627, or 29%, from $766,346 to $987,973. The majority of the increased expense relates to costs associated with the Tender Offer and the structural reorganization of the Trust. In addition, the 1996 expense includes $180,987 of non-recurring directors' and officers' insurance obtained for the sole benefit of Prior Management, as well as the Trust's continuing directors' and officers' insurance coverage.

Investment advisor's fees decreased $28,107, or 8%, from $361,568 to $333,461. All of the advisor's fees were incurred during January and February, 1996 as the services of the Advisor were terminated at the consummation of the Tender Offer.

The loss on real estate investment of $26,800 represents commissions and fees on the sale of the Harwthorne Note, as hereinafter defined, on January 3, 1996. The Trust established a valuation allowance of $895,000 at December 31, 1995 to reflect the note's net realizable value.

The Trust incurred a net loss of $810,078 for 1996 as compared to net income of $578,546 for 1995, representing a decrease of $1,388,624. This decrease was the direct result of the Trust's liquidation of its assets and the consummation of the subsequent Tender Offer.

Comparison of Operating Results of 1995 to Operating Results of 1994
--------------------------------------------------------------------

Total  revenues  decreased by $914,262,  or 22%, from  $4,159,170 to $3,244,908.
This decrease resulted primarily from lost revenue due to the sale of mortgage loans ($726,647, or 17%), and the vacancy and subsequent sale of the Hawthorne Research and Development Complex ("Hawthorne") ($140,000, or 3%). Income from the Pier I Interest and rental income from Peachtree remained fairly constant.

Total operating expenses decreased by $698,448, or 28%, from $2,477,923 to $1,779,475. This was primarily due to a reduction in the operating expenses associated with the ownership of Hawthorne and a mortgage note secured by the Hall Street Industrial Complex ("Hall Street") ($579,667, or 23%) which were sold in 1995 and 1994, respectively. Investment advisor fees decreased due to the declining asset value of the Trust upon which the fees were based. Other expenses remained fairly constant.

The net realized loss of $886,887 resulted from the sales and adjusted fair value allowances of Hawthorne, the Pier I Interest, two mortgage notes secured by Arbutus and Pacesetter Shopping Centers ("Arbutus and Pacesetter"), and the write-down of the Hawthorne Note, as hereinafter defined. (See Note 4 to the Trust's December 31, 1996 Consolidated Financial Statements.)

Hawthorne was sold on March 30, 1995 for $5,095,000 of which $3,500,000 was paid at closing. A note for the balance of $1,595,000 (the "Hawthorne Note") was received by the Trust. The Trust realized a net gain on this sale of $152,825. On January 3, 1996, the Hawthorne Note was sold for $700,000. As of December 31, 1995, an allowance to reduce the note receivable to fair market value of $895,000 was recognized on the Hawthorne Note.

The Arbutus and Pacesetter mortgages were sold on August 2, 1995 for $6,515,000. These sales resulted in a total loss of $1,845,035, comprised of a $1,647,000 write-down to reflect the realizable values, and selling, legal and advisory expenses of $198,035.

The Pier I Interest was sold on December 29, 1995 for total sales proceeds of $15,788,680. After legal and advisory fees of $189,648, the Trust recorded a gain of $1,700,323.

The net income of $578,546 for 1995 was a decrease of $286,394, or 33%, from the 1994 net income of $864,940.

Liquidity and Capital Resources
-------------------------------

Because Prior Management was liquidating the assets of the Trust, net cash used in operating activities for fiscal year ended December 31, 1996 was $704,965 as compared to net cash provided by operating activities of $1,820,321 for fiscal year ended December 31, 1995. This is the direct result of decreased revenues and increased expenses due to the Tender Offer as described in "Comparison of Operating Results of 1996 to Operating Results of 1995."

Cash flows from investing activities changed dramatically from fiscal year ended December 31, 1995 to fiscal year ended December 31, 1996. Cash provided by investing activities of $27,321,390 for 1995 was comprised of proceeds from the sale of Hawthorne, the Arbutus and Pacesetter mortgage loans, the Pier I Interest, and principal due on a purchase money note received at the sale of Hall Street. (See Notes 4 and 5 to the Trust's December 31, 1996 Consolidated Financial Statements.) As a result of the Tender offer, Management has implemented a growth and expansion strategy. Net cash used in investing activities of $8,067,197 for fiscal year ended December 31, 1996 was the result of the Trust's purchase of Thicket in June, 1996. This was offset slightly by net proceeds of $673,200 from the sale of the Hawthorne Note in January 1996 (the final asset to be liquidated by Prior Management).

Cash flows used in financing activities were comprised of (1) distributions to shareholders, and (2) debt incurred. Distributions to shareholders increased $5,013,608, or 38%, from $13,227,342 during 1995, to $18,240,950 during 1996.
Increased distributions were the result of final liquidating dividends paid to shareholders. During 1996, the Trust received net proceeds of $7,392,000 from a mortgage note payable, in addition to $1,568,104 in proceeds from a secured line of credit, all of which were used in the acquisition of Thicket.

Management believes that many of the costs associated with the liquidation of Trust assets and the subsequent Tender Offer and organizational restructuring that were incurred during 1996, will not continue into 1997. The cash held by the Trust at December 31, 1996, plus the cash flow from Thicket and Peachtree, is expected to provide sources of liquidity to allow the Trust to meet all current operating obligations. It is anticipated that the line of credit, which is due in 1997, will be renewed or refinanced. In addition, Management intends to seek new capital sources, both public and private, as well as explore financing alternatives, so as to allow the Trust to expand and grow its income producing investments. (See "Growth and Expansion Strategy and Operating Strategy".)

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Trust's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the inability of the Trust to identify properties within existing multifamily property portfolios of entities affiliated with management which will have a strategic fit with the Trust, the inability of the Trust to identify unaffiliated properties for acquisition, the less than satisfactory performance of any property which might be acquired by the Trust, the inability to access the capital markets in order to fund the Trust's present growth and expansion strategy, the cyclical nature of the real estate market generally and locally in Georgia and the surrounding southeastern states, the national economic climate, the local economic climate in Georgia and the surrounding southeastern states, and the local real estate conditions and competition in Georgia and the surrounding southeastern states. There can be no assurance that, as a result of the foregoing factors, the Trust's growth and expansion strategy will be successful or that the business and operations of the Trust will not be adversely affected thereby.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated  financial  statements and supplementary  data are listed under
Item 14(a) and filed as part of this report on the pages indicated.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item 9 was previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 1997.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Trustees and Executive Officers of the Registrant required by Item 10 shall be included in the Proxy Statement to be filed relating to the 1997 Annual Meeting of the Registrant's shareholders and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information concerning the Trustees and Executive Officers of the Registrant required by Item 11 shall be included in the Proxy Statement to be filed relating to the 1997 Annual Meeting of the Registrant's shareholders and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The information concerning Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in the Proxy Statement to be filed relating to the 1997 Annual Meeting of the Registrant's shareholders and is incorporated herein by reference. Except as described in ITEM 1 BUSINESS, there are no arrangements known to the registrant which may, at a subsequent date, result in a change in control of the registrant.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning Certain Relationships and Related Transactions required by Item 13 shall be included in the Proxy Statement to be filed relating to the 1997 Annual Meeting of the Registrant's shareholders and is incorporated herein by reference.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND
          REPORTS ON FORM 8-K

         14(a)  (1) and (2)  Index to  Consolidated  Financial  Statements  and Schedule           Page
         Schedule

         Report of Independent Public Accountants--As of December 31, 1996
         and for the year then ended                                                                 22

         Report of Independent Auditors--As of December 31, 1995 and 1994                            23
         and for each of the two years then ended

         Consolidated Balance Sheets--As of December 31, 1996 and 1995                               24

         Consolidated Statements of Operations--For the years ended
         December 31, 1996, 1995 and 1994.                                                           25

         Consolidated Statements of Shareholders' Equity--For the years ended
         December 31, 1996, 1995 and 1994                                                            26

         Consolidated Statements of Cash Flows--For the years ended
         December 31, 1996, 1995 and 1994                                                            27

         Notes to Consolidated Financial Statements--For the years ended
         December 31, 1996, 1995 and 1994                                                            28

         Consolidated Financial Statement Schedule                                                   38

         14(a) (3) Exhibits

Exhibit No.                    Description
-----------                    -----------
       3.1             ---     Second  Amended  and  Restated  Declaration  of Trust of the Trust  (incorporated  by reference  to Exhibit 3.1 to the Trust's  Registration  Statement  on Form S-11,  No.
                               2-94776).

       3.2             ---     Amended and Restated  Bylaws of the Trust  (incorporated  by reference to Exhibit 3.2 to the Trust's Registration Statement on Form S-11, No. 2-94776).
       3.3             ---     Amendment No. 1 to the Second Amended and Restated  Declaration of Trust of the Trust
                               (filed herewith).

       3.4             ---     Amendment No. 2 to the Second Amended and Restated  Declaration of Trust of the Trust
                               (filed herewith).

      10.1             ---     Agreement  of Purchase  and Sale for The Thicket  Apartments,  dated March 27,  1996, between The Patrician  Mortgage  Company and A&P  Investors,  Inc.  (incorporated  by reference to Exhibit 99.1 to the Trust's  Current  Report on Form 8-K,  filed July 2,
                               1996).

      10.2             ---     Amendment to Agreement  of Purchase and Sale for The Thicket  Apartments,  dated June
                               25, 1996,  between The Patrician  Mortgage  Company and A&P  Investors,  Inc.  (filed herewith).

      10.3             ---     Assignment of Agreement for Purchase and Sale for The Thicket Apartments,  dated June
                               25, 1996, between Thicket Apartments, L.P. and A&P Investors, Inc. (filed herewith).
      10.4             ---     Commercial  Credit Agreement between Hardwick Bank and Trust Company and the Trustees of the Trust  (incorporated  by  reference  to Exhibit  10.1 to the  Trust's  Current
                               Report on Form 8-K/A, filed September 11, 1996).

      10.5             ---     Deed to Secure Debt and Security Agreement by and between Thicket  Apartments,  L.P., as mortgagor,  and Univest Mortgage Capital,  LLC, as mortgagee,  dated June 27, 1996
                               (incorporated  by  reference to Exhibit  10.2 to the Trust's  Current  Report on Form
                               8-K/A, filed September 11, 1996).

      10.6             ---     Promissory  note from Thicket  Apartments,  L.P. to Univest  Mortgage  Capital,  LLC,
                               dated  June 27,  1996  (incorporated  by  reference  to Exhibit  10.3 to the  Trust's
                               Current Report on Form 8-K/A, filed September 11, 1996).
      10.7             ---     Agreement  of Limited  Partnership  of Vinings  Investment  Properties,  L.P.  (filed herewith).

      10.8             ---     Management Contract dated June 25, 1996 between Thicket Apartments,  L.P. and Vinings
                               Properties, Inc. (filed herewith).

      10.9             ---     Management  Contract  dated July 6, 1990 between PBC  Acquisition,  Inc. and Carter &
                               Associates Enterprises, Inc.  (filed herewith).

      21.1             ---     Subsidiaries of the Trust (filed herewith).

      27               ---     Financial Data Schedule (filed herewith).


         14(b) Reports on Form 8-K
         -------------------------

         No reports on Form 8-K have been filed by the Trust during the last quarter of the year ended December 31, 1996.

         14(c) Index to Exhibits
         --------------

         See Item 14(a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Vinings Investment Properties Trust

                                 By: /s/ Peter D. Anzo
                                 ---------------------
                                 Peter D. Anzo
                                 President and Chief
                                 Executive Officer

Dated:  March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                             Date
---------                      -----                             -----

/s/ Peter D. Anzo              Chief Executive Officer,          March 28, 1997
-------------------------      President and Trustee
Peter D. Anzo


/s/ Stephanie A. Reed          Vice President, Treasurer,        March 28, 1997
-------------------------      Secretary and Trustee
Stephanie A. Reed


/s/ Martin H. Petersen         Trustee                           March 28, 1997
-------------------------
Martin H. Petersen


/s/ Gilbert H. Watts, Jr.      Trustee                           March 28, 1997
-------------------------
Gilbert H. Watts, Jr.


/s/ Phill D. Greenblatt        Trustee                           March 28, 1997
-------------------------
Phill D. Greenblatt


/s/ Henry Hirsch               Trustee                           March 28, 1997
-------------------------
Henry Hirsch

/s/ Thomas B. Bender           Trustee                           March 28, 1997
-------------------------
Thomas B. Bender

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Trustees and Shareholders of Vinings Investment Properties Trust:


We have audited the accompanying consolidated balance sheet of Vinings Investment Properties Trust and subsidiaries (the "Trust") as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vinings Investment Properties Trust and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP


Atlanta, Georgia
March 7, 1997

                         REPORT OF INDEPENDENT AUDITORS


To the Board of  Shareholders of
Vinings Investment Properties Trust:


We have audited the accompanying consolidated balance sheets of Vinings Investment Properties Trust and Subsidiaries (formerly known as Mellon Participating Mortgage Trust, Commercial Properties Series 85/10) (the "Trust") as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the index as Item 14 (a) (2). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Trust as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, it is our opinion, that the related financial statement schedules above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Ernst & Young LLP


Atlanta, Georgia
February 23, 1996


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  December 31,
                                                        ------------------------------
                                                            1996             1995
                                                        -------------    -------------

ASSETS

Real estate assets:
    Land                                                 $  1,470,500     $   400,000
    Buildings and improvements                              9,218,263       2,332,057
    Furniture, fixtures & equipment                           783,691             -
     Less:  accumulated depreciation                         (613,918)       (374,524)
                                                         -------------    ------------
         Net real estate assets                            10,858,536       2,357,533

Real estate investments:
    Mortgage loans receivable, net of valuation
        allowance of $895,000 at December 31, 1995                 -          700,000


Cash and cash equivalents                                     171,736      18,470,031
Cash escrows                                                  192,611             -
Receivables and other assets                                   86,002         346,057
Deferred financing costs, less accumulated amortization
    of $19,502 at December 31, 1996                           204,925             -
Deferred leasing costs, less accumulated amortization of
    $28,470 and $23,754 at December 31, 1996 and 1995,
    respectively                                                5,659           4,736
                                                         -------------    ------------
Total Assets                                             $ 11,519,469     $21,878,357
                                                         =============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage note payable                                    $  7,371,676     $       -
Line of credit                                              1,568,104             -
Accounts payable and accrued liabilities                      347,141         301,358
Due to affiliate                                                  -           292,887
                                                         -------------    ------------

       Total Liabilities                                    9,286,921         594,245
                                                         -------------    ------------

Contingencies (Note 11)

Shareholders' Equity:
    Shares  of  beneficial  interest,
    without  par  value,   unlimited  shares
      authorized,  1,080,528 and  1,080,625
      shares  issued and  outstanding  at
      December 31, 1996 and 1995, respectively             18,731,763      36,973,249

    Cumulative earnings                                    37,879,314      38,689,392

    Cumulative distributions                              (54,378,529)    (54,378,529)
                                                         -------------    ------------
       Total Shareholders' Equity                           2,232,548      21,284,112
                                                         -------------    ------------

Total Liabilities and Shareholders' Equity               $ 11,519,469     $ 21,878,357
                                                         =============    ============



         The accompanying notes are an integral part of these Balance Sheets.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                        For the years ended December 31,
                                                                    -----------------------------------------
                                                                        1996           1995           1994
                                                                    -----------    -----------    -----------
REVENUES
     Rental revenues                                                $ 1,482,419    $   576,216    $   693,864
     Other property revenues                                             70,064         24,238         27,490
     Income from partnership                                               --        1,730,508      1,727,519
     Interest income                                                     92,657        891,499      1,594,398
     Other income                                                       151,777         22,447        115,899
                                                                    -----------    -----------    -----------
                                                                      1,796,917      3,244,908      4,159,170
                                                                    -----------    -----------    -----------
EXPENSES
     Property operating and maintenance                                 586,430        290,548        917,981
     Depreciation and amortization                                      244,110        361,013        397,076
     Amortization of deferred financing costs                            19,502           --             --
     Interest expense                                                   408,719           --             --
     General and administrative                                         987,973        766,346        749,584
     Investment advisor's fees                                          333,461        361,568        413,282
                                                                    -----------    -----------    -----------
                                                                      2,580,195      1,779,475      2,477,923
                                                                    -----------    -----------    -----------
      Income (loss) before gain (loss) on real estate investments      (783,278)     1,465,433      1,681,247
                                                                    -----------    -----------    -----------

GAIN (LOSS) ON REAL ESTATE INVESTMENTS
     Gain (loss) on real estate investments                             (26,800)     1,655,113      1,033,333
     Allowance to reduce real estate investments
       to fair market value                                                --       (2,542,000)    (1,849,640)
                                                                    -----------    -----------    -----------
                                                                        (26,800)      (886,887)      (816,307)
                                                                    -----------    -----------    -----------
     Net income (loss)                                              $  (810,078)   $   578,546    $   864,940
                                                                    ===========    ===========    ===========

EARNINGS PER SHARE
      Income (loss) before loss on real estate investments          $     (0.73)   $      1.36    $      1.56
      Loss on real estate investments                                     (0.02)         (0.82)         (0.76)
                                                                    -----------    -----------    -----------
     Net income (loss)                                              $     (0.75)   $      0.54    $      0.80
                                                                    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                   1,080,528      1,080,625      1,080,625
                                                                    ===========    ===========    ===========





The accompanying notes are an integral part of these financial statements.



                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the years ended December 31, 1994, 1995 and 1996




                                            Shares of                                         Total
                                            beneficial     Cummulative     Cummulative     shareholders'
                                             interest        earnings      distributions      equity
                                           ------------    ------------    -------------   -------------

BALANCE AT DECEMBER 31, 1993               $ 76,913,641    $ 37,245,906    $(54,378,529)   $ 59,781,018

Net Income                                         --           864,940            --           864,940

Distributions to shareholders
     ($24.72 per share of which $24.64
     represented a return of capital
     for federal income tax purposes)       (26,713,050)           --              --       (26,713,050)
                                           ------------    ------------    -------------   -------------

BALANCE AT DECEMBER 31, 1994                 50,200,591      38,110,846     (54,378,529)     33,932,908

Net Income                                         --           578,546            --           578,546

Distributions to shareholders
     ($12.24 per share return of capital
     for federal income tax purposes)       (13,227,342)           --              --       (13,227,342)
                                           ------------    ------------    -------------   -------------

BALANCE AT DECEMBER 31, 1995                 36,973,249      38,689,392     (54,378,529)     21,284,112

Net Loss                                           --          (810,078)           --          (810,078)

Retirement of Shares                               (536)           --              --              (536)

Distributions to shareholders
     ($16.88 per share return of capital
     for federal income tax purposes)       (18,240,950)           --                       (18,240,950)
                                           ------------    ------------    -------------   -------------

BALANCE AT DECEMBER 31, 1996               $ 18,731,763    $ 37,879,314    $(54,378,529)   $  2,232,548
                                           ============    ============    =============   =============



The accompanying notes are an integral part of these financial statements



                      VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the years ended December 31,
                                                                       --------------------------------------------
                                                                            1996           1995            1994
                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                      $   (810,078)   $    578,546    $    864,940

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

        Depreciation and amortization                                       244,110         409,450         439,957
        Amortization of deferred financing costs                             19,502            --              --
        Loan discount amortization                                             --          (101,800)           --
        Estimated allowance to reduce mortgage
          receivable to fair value                                             --         2,542,000         388,000
        Estimated allowance to reduce real
          estate to fair value                                                 --              --         1,461,640
        (Gain) loss on real estate investments                               26,800      (1,655,113)     (1,033,333)
        Changes in assets and liabilities:
          Cash escrows                                                     (192,611)           --              --
          Receivables and other assets                                      260,055           3,768         150,394
          Capitalized leasing costs                                          (5,639)           --            (6,953)
          Accounts payable, accrued liabilities and due to affiliate       (247,104)         43,470        (202,383)
                                                                       ------------    ------------    ------------
        Total adjustments                                                   105,113       1,241,775       1,197,322
                                                                       ------------    ------------    ------------
Net cash used in operating activities                                      (704,965)      1,820,321       2,062,262
                                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of The Thicket Apartments                                       (8,660,900)           --              --
The Thicket capital expenditures                                            (49,635)           --              --
Peachtree capital expenditures                                              (29,862)        (16,751)         (6,682)
Principal payments on notes receivable                                         --         2,000,000          32,400
Sales proceeds from real estate investments                                 673,200      25,338,141      19,156,693
                                                                       ------------    ------------    ------------
Net cash provided by (used in) investing activities                      (8,067,197)     27,321,390      19,182,411
                                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from mortgage note payable                                   7,392,000            --              --
Net proceeds from line of credit                                          1,568,104            --              --
Deferred financing costs                                                   (224,427)           --              --
Principal repayments on mortgage payable                                    (20,324)           --              --
Purchase of retired shares                                                     (536)           --              --
Distributions to shareholders                                           (18,240,950)    (13,227,342)    (26,713,050)
                                                                       ------------    ------------    ------------
Net cash used in financing activities                                    (9,526,133)    (13,227,342)    (26,713,050)
                                                                       ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (18,298,295)     15,914,369      (5,468,377)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         18,470,031       2,555,662       8,024,039
                                                                       ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    171,736    $ 18,470,031    $  2,555,662
                                                                       ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH INVESTING AND FINANCING ACTIVITIES:

The Trust paid interest of $353,032 during 1996. In addition, the Hawthorne Research and Development Facility was sold on March 30, 1995 for $5,095,000. The Trust received a note for $1,595,000 with a below market interest rate. See Note 4.

   The accompanying notes are an integral part of these financial statements.



                      VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


NOTE 1 - FORMATION AND ORGANIZATION

         Vinings Investment Properties Trust (the "Trust") was organized on December 7, 1984 under the laws of the Commonwealth of Massachusetts as a twenty-year finite-life real estate investment trust ("REIT") under the Internal Revenue Code of 1986. The Trust was originally organized for the purpose of making real estate investments consisting primarily of mortgage loans and was to liquidate at the end of approximately ten years in accordance with its Declaration of Trust, provided, however, that the Trustees would have the absolute discretion to determine in good faith such termination date as would be in the best interests of the shareholders. On January 3, 1996, the final asset to be liquidated was sold and final dividends were declared.

         On January 31, 1996, Vinings Investment Properties, Inc. ("the Purchaser") commenced a tender offer for a minimum of a majority and a maximum of 85% of the issued and outstanding shares of beneficial interest without par value of the Trust (the "Shares"), at a purchase price of $0.47 per share ($3.76 per share adjusted for the Share Split, as hereinafter defined) (the "Tender Offer"). The Tender Offer expired in accordance with its terms on February 28, 1996, and, in connection therewith, the Purchaser accepted an aggregate of 6,337,279 Shares (792,159 Shares adjusted for the Share Split, as hereinafter defined), representing approximately 73.3% of the outstanding Shares, for a total acquisition price of $2,978,521. The remaining assets of the Trust were Peachtree Business Center and approximately $163,000 in cash. The purpose of the Tender Offer was for the Purchaser to acquire control of the Trust and to rebuild the Trust's assets by expanding into the multifamily property markets. In connection with the consummation of the Tender Offer, all of the Trustees and officers of the Trust resigned and were replaced with designees of the Purchaser.

         Until the consummation of the Tender Offer, the Trust was an externally advised REIT for which it paid advisory fees to an unrelated third party (the "Advisor"). Upon consummation of the Tender Offer, the relationship with the Advisor was terminated and the Trust became self-administered.

         On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. The Trust is the sole general partner and a 98% limited partner in the Operating Partnership. Through its ownership of Vinings Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Trust, which is also a limited partner in the Operating Partnership, the Trust was a 100% economic owner of the Operating Partnership at December 31, 1996. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT.")

         The Trust currently owns The Thicket Apartments ("Thicket"), a 254-unit apartment complex located in Atlanta, Georgia, through Thicket Apartments, L.P., a Delaware limited partnership, of which the Operating Partnership is a 99% limited partner and Thicket Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Trust, is the sole general partner. The Trust also owns the Peachtree Business Center ("Peachtree"), an approximately 75,000 square foot, single-story business park located in Atlanta, Georgia, through its wholly-owned subsidiary, PBC Acquisition, Inc. At December 31, 1996, Thicket and Peachtree were 97% and 91% leased, respectively.

         On July 1, 1996, the Trust effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares. Shareholders tendered their Shares and received one Share for every eight Shares owned. The Trust has purchased and continues to purchase any fractional Shares at a cost of $5.50 per share. As of December 31, 1996, fractional Shares totaling 97 had been repurchased and retired leaving 1,080,528 Shares outstanding. All share and per share data included in the accompanying financial statements and notes thereto have been restated to reflect the Share Split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------

         The accompanying consolidated financial statements of Vinings Investment Properties Trust include the consolidated accounts of Vinings Investment Properties Trust and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The term "Trust" hereinafter refers to Vinings Investment Properties Trust and its subsidiaries, including the Operating Partnership.

         Income Taxes
         ------------

         The Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Trust will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent the REIT distributes at least 95% of its taxable income to its shareholders and satisfies certain other requirements. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

         Cash and Cash Equivalents
         -------------------------

         The Trust considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 1995, cash and cash equivalents included $2,407,118 of short-term investments in U.S. Treasury bills.

         Cash Escrows
         ------------

         Cash escrows consist of real estate tax, insurance, replacement reserve and repair escrows held by the mortgagee. These funds are restricted accounts and released solely for the purpose for which they were established.

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Mortgage Loan Receivables
         -------------------------

         Mortgage loan receivables are stated at the lower of cost or net realizable value.

         Real Estate Assets
         ------------------

         Real estate assets are stated at depreciated cost. Ordinary repairs and maintenance are expensed as incurred. Major improvements and replacements are capitalized and depreciated over their estimated useful lives when they extend the useful life, increase capacity or improve efficiency of the related asset. Depreciation is computed on a straight-line basis over the useful lives of the real estate assets (buildings and improvements, 5-40 years; furniture, fixtures and equipment, 5 years; and tenant improvements, generally over the life of the related lease.)

         During 1995, the Trust adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which, among other things, requires impairment losses to be recorded on long-lived assets to be held or used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 did not have a material affect on the accompanying consolidated financial statements. In management's opinion, there has been no impairment of the Trust's real estate assets as of December 31, 1996.

         Revenue Recognition
         -------------------

         All leases are  classified  as  operating  leases and rental  income is
         recognized   when  earned   which   materially   approximates   revenue
         recognition on a straight-line basis.

         Deferred Financing Costs and Amortization
         -----------------------------------------

         Deferred financing costs include fees and costs incurred to obtain financing and are capitalized and amortized over the term of the related debt.

         Earnings (Loss) Per Share
         -------------------------

         Earnings (loss) per share is computed based on the weighted average number of shares outstanding during the period. All references in the accompanying financial statements and notes to the financial statements to the weighted average number of shares outstanding and to earnings
         (loss) per share have been restated to reflect the Share Split.

         Reclassification
         ----------------

         Certain   1995  and  1994   financial   statement   amounts  have  been
         reclassified to conform with the current year presentation.


NOTE 3 - REAL ESTATE ASSETS

         The Thicket Apartments
         ----------------------

         On June 28, 1996, the Trust acquired The Thicket Apartments for a purchase price of $8,650,000. The acquisition was financed by a mortgage loan on the property in the amount of $7,392,000 and borrowings from the Trust's line of credit.

         Peachtree Business Center
         -------------------------

         The Trust acquired Peachtree through a deed-in-lieu of foreclosure on April 12, 1990. Peachtree was recorded at $1,700,000, its fair market value, which was less than the book value of the Trust's mortgage investment at the date of foreclosure. Subsequent to the acquisition, approximately $1,062,000 of improvements have been capitalized.


NOTE 4 - REAL ESTATE INVESTMENTS

         Hall Street Note
         ----------------

         On October 4, 1994, the Trust sold The Hall Street Industrial Complex which it had previously acquired through foreclosure for an amount equal to its carrying value of $4,000,000. The buyer paid $2,000,000 in cash and executed an interest-only $2,000,000 note payable (the "Hall Street Note"), at an interest rate of prime plus 2% per annum, maturing on April 30, 1995. On February 22, 1995, the borrower prepaid the outstanding balance of the Hall Street Note with accrued interest.

         Arbutus and Pacesetter Notes
         ----------------------------

         On August 2, 1995, the Trust sold participating mortgage loans secured by the Arbutus and Pacesetter Shopping Centers ("Arbutus and Pacesetter") for $3,615,000 and $2,900,000, respectively. These sales resulted in a total loss of $1,845,035, comprised of a $1,647,000 write-down to reflect the realizable value, and selling, legal and advisory expenses of $198,035.

         Hawthorne Note
         --------------

         The Trust acquired the Hawthorne Research and Development Complex ("Hawthorne") in 1992 through foreclosure of its mortgage note. The Trust's investment in the property was written down from 1992 through 1994 to $4,605,702 to reflect its anticipated net realizable value. On March 30, 1995, the Trust sold Hawthorne for $5,095,000 of which $3,500,000 was paid at closing. The balance of $1,595,000 (the "Hawthorne Note") was payable pursuant to a non-recourse purchase money note and was subordinate to first mortgage liens totaling $10,360,000. In connection with the sale of Hawthorne, the Trust reported a gain of $152,825.

         In connection with the liquidation of assets, the Trust entered into an agreement with the first mortgage lien holder to sell the Hawthorne Note for $700,000. At December 31, 1995, the Trust established a valuation allowance of $895,000 to reflect its net realizable value of $700,000. On January 3, 1996, the Trust closed on the sale of the Hawthorne Note and recorded commissions and fees for a loss on the sale of $26,800.

NOTE 5 - INVESTMENT IN PARTNERSHIP

         The Trust held partnership interests totaling 35.5% in the Mellon/Pier I Properties Limited Partnership I (the "Pier I Partnership"). The Pier I Partnership was formed to acquire land and buildings which were leased to affiliates of the Pier I Partnership's managing general partner, Pier I, and operated as Pier I Imports retail stores.

         On December 29, 1995, the Trust sold its partnership  interests to Pier
         I. Total sales proceeds to the Trust were $15,788,680, which after legal and advisory fees of $189,648, resulted in a gain of $1,700,323.

NOTE 6 - NOTES PAYABLE

         Mortgage Note Payable
         ---------------------

         At December 31, 1996, the Trust had a 9.04% mortgage note payable in the original principal amount of $7,392,000, which is secured by Thicket and which matures on July 1, 2003. Principal and interest are payable in monthly installments of $59,691. At December 31, 1996, the outstanding principal balance was $7,371,676. Scheduled maturites of the mortgage note payable as of December 31, 1996, are as follows:

                                1997   $   52,007
                                1998       56,909
                                1999       62,272
                                2000       68,140
                                2001       74,562
                          Thereafter    7,057,786
                                       ----------
                          Total        $7,371,676
                                       ==========
          Line of Credit
          --------------

          The Trust obtained a one year line of credit in the amount of $2,000,000 which bears interest at the bank's base rate which approximates prime. At December 31, 1996, the interest rate was 8.25%. Interest is payable monthly with the entire principal balance due on June 28, 1997. The line of credit is secured by Peachtree. At December 31, 1996, the outstanding balance of the line of credit was $1,568,104.

NOTE 7 - RELATED PARTY TRANSACTIONS

          During 1996, the Trust entered into a management agreement with Vinings Properties, Inc. for property management services for Thicket for a fee equal to five percent of gross revenues plus a fee for data processing. Vinings Properties, Inc. is an affiliate of certain officers and trustees of the Trust. A total of $44,459 in management fees and $7,620 in data processing fees were incurred by the Trust during 1996.

          In addition, as a commitment to the rebuilding of the Trust, The Vinings Group, Inc., the parent corporation of Vinings Properties, Inc. (collectively "Vinings"), has provided numerous services to the Trust relating to administration, acquisition, and capital and asset advisory services at little or no cost to the Trust. The Trust does not anticipate that these services will continue to be provided free of charge, and certain costs paid on the Trust's behalf have been reimbursed to Vinings. However, while the Trust is in its initial growth stages, the officers and trustees are committed to providing as many services as possible to promote the growth of the Trust. A total of $15,000 was paid to Vinings for shareholder services provided for the sole benefit of the Trust by one of Vinings' employees during 1996. The officers did not receive compensation from the Trust for their services.

         In connection with the acquisition of Thicket, a broker's commission of $150,000 was paid by the seller of the property to MFI Realty, Inc., a wholly-owned subsidiary of The Vinings Group, Inc.

         In addition, the Trust has entered into an agreement dated February 28, 1997 with Northshore Communications, Inc., a company affiliated with one of the Trustees, for the design and production of the Trust's 1996 annual report for a total of $20,500. This cost is substantially less than the Trust's cost for its annual report for the previous year.

NOTE 8 - ADVISORY AGREEMENT

         Prior to the consummation of the Tender Offer, the Trust had engaged the Advisor to provide investment advisory services and act as the administrator of Trust operations. The agreement with the Advisor, which was terminated upon consummation of the Tender Offer, provided for the payment of administrative, asset management and other servicing fees to the Advisor for services rendered in administering the Trust's operations. The Advisor earned administrative, asset management, special services, and mortgage servicing fees aggregating $333,461, $290,684 and $254,502 for the years ended December 31, 1996, 1995, and 1994, respectively. The Trust also amortized deferred loan acquisition fees of $70,884 and $158,780 for the years ended December 31, 1995 and 1994, respectively, which are recorded as investment advisor's fees in the accompanying financial statements.

NOTE 9 - DISTRIBUTIONS

         Distributions declared and distributed for the years ended December 31,
         1996,  1995,  and  1994  aggregated   $18,240,950,   $13,227,342,   and
         $26,713,050, respectively, or $16.88, $12.24, and $24.72 per share.

         For federal income tax purposes, all distributions received by shareholders for the years ended December 31, 1996 and 1995 represented a return of capital. As the Trust's last 1994 distribution of $0.80 was made on December 31, 1994, and received by shareholders in 1995, dividends received by shareholders for federal income tax purposes were $13.04 and $23.92 per share for 1995 and 1994, respectively. For federal income tax purposes, of the distributions received for the year ended December 31, 1994, $23.84 per share represented a return of capital, while the taxable ordinary income portion was $0.08 per share.

NOTE 10 - LEASING ACTIVITY

         The following is a schedule of future minimum rents due under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996, at Peachtree:


                   1997                  $  506,378
                   1998                     475,471
                   1999                     425,832
                   2000                     350,214
                   2001                     318,864
                   Thereafter               132,860
                                         ----------
                   Total                 $2,209,619
                                         ==========


         One tenant generated 54% of Peachtree's revenues for the fiscal year ended December 31, 1996. The same tenant accounts for 78% of the future minimum lease payments. While this tenant's lease does not expire until May 31, 2002, it contains a 90-day cancellation clause which management is currently negotiating to extend to one year.

NOTE 11 - CONTINGENCIES

         The Trust is, from time to time, subject to various claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters would not have a material adverse effect on the financial position or results of operations of the Trust.

NOTE 12 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         Based on interest rates and other pertinent information available to the Trust as of December 31, 1996 and 1995, the Trust estimates that the carrying value of cash and cash equivalents, mortgage note receivables, the mortgage note payable, the line of credit, and other liabilities approximate their fair values when compared to instruments of similar type, terms and maturity.

         Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect its estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1996.

NOTE 13 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


          Unaudited summarized quarterly results of operations for the years ended December 31, 1996 and 1995 are as follows:

---------------------------     ----------   ---------   ----------   ---------
1996                               First       Second       Third       Fourth
---------------------------     ----------   ---------   ----------   ---------

Total revenues                   $ 393,473   $ 169,281   $  613,310   $ 620,853
                                 =========   =========   ==========   =========

Loss before loss on real estate
  investments                    $(380,871)  $(127,349)  $  (76,093)  $(198,965)

Loss on real estate investments
                                   (26,800)       --           --          --
                                 ---------   ---------   ----------   ---------

Net loss                         $(407,671)  $(127,349)  $  (76,093)  $(198,965)
                                 =========   =========   ==========   =========

Per share:
Loss before loss on real estate
  investments                    $    (.36)  $    (.12)  $     (.07)  $    (.18)

Loss on real estate investments
                                      (.02)         --          --          --
                                 ---------     ---------   ---------- ----------

Net loss                         $    (.38)  $    (.12)  $     (.07)  $    (.18)
                                 ==========  ==========  ==========   ==========

Dividends declared and paid      $   16.88   $    --     $     --     $    --
                                ===========  ==========  ==========   ==========

----------------------------    ---------   ------------  ----------    --------
1995                              First        Second       Third        Fourth
----------------------------    ---------   ------------  ----------    --------

Total revenues                  $ 908,308   $   906,296   $ 699,013     $731,291
                                =========   ============   =========    ========

Income before gain (loss) on
 real estate investments        $ 570,162   $   465,391   $ 256,190     $173,690

Gain (loss) on real estate
investments                       169,448    (1,663,623)   (150,300)     757,588
                                ---------   ------------   ---------    --------

Net income (loss)               $ 739,610   $(1,198,232)  $ 105,890     $931,278
                                =========   ============   =========    ========

Per share:
Income before gain (loss) on
real estate investments            $ 0.53        $ 0.43     $  0.24       $ 0.16

Gain (loss) on real estate
investments                          0.15         (1.54)      (0.14)        0.70
                                ---------   ------------   ---------    --------

Net income (loss)                  $ 0.68        $(1.11)    $  0.10       $ 0.86
                                =========   ============   =========    ========

Dividends declared and paid        $ 5.20        $ 0.64     $  5.60       $ 0.80
                                =========   ============   =========    ========


                       VININGS INVESTMENT PROPERTIES TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996




                                                                                             Gross amounts at which
                                               Initial Cost to Trust                       carried at close of period
                                              ----------------------                    ---------------------------------
                                                       Buildings and                              Buildings and
Description                    Encumbrance     Land     Improvements  Improvements       Land     Improvements    Total
--------------------------------------------------------------------------------------------------------------------------

Peachtree Business Center    $ 1,568,104   $  400,000  $1,300,000     $1,061,919      $  400,000  $ 2,361,919   $ 2,761,919

The Thicket Apartments         7,371,676    1,070,500   7,590,400         49,635       1,070,500    7,640,035     8,710,535
                             ----------------------------------------------------------------------------------------------
Totals                       $ 8,939,780   $1,470,500  $8,890,400     $1,111,554      $1,470,500  $10,001,954   $11,472,454
                             ==============================================================================================



                                                Life on which                    Date of
                               Accumulated      Depreciation        Date         Original
Description                    Depreciation     is Computed       Acquired     Construction
-------------------------------------------------------------------------------------------

Peachtree Business Center    $   450,953         5-40 Years       April 1990       1984

The Thicket Apartments           162,965         5-40 Years       June 1996        1989
                             -----------
                             $   613,918
                             ===========

The accompanying notes are an integral part of this schedule.


                       VININGS INVESTMENT PROPERTIES TRUST

                              NOTES TO SCHEDULE III
                                December 31, 1996


(A) The Peachtree investment was acquired through a deed in-lieu of foreclosure of an original mortgage note investment. In June 1996, the Trust obtained a $2,000,000 line of credit which is secured by Peachtree. At December 31, 1996, $1,568,104 was outstanding on the line.

(B) The Thicket Apartments was acquired on June 28, 1996 for a purchase price of $8,650,000. It was financed by a mortgage loan in the original amount of $7,392,000 and borrowings from the Trust's line of credit, which is secured by Peachtree.

(C)      Gross capitalized costs of real estate assets are summarized as follows

                                                        ------------------     ----------------     -------------------
                                                              1996                  1995                   1994
                                                        ------------------     ----------------     -------------------
       Balance at beginning of period                       $ 2,732,057           $7,445,666           $12,900,624

          Additions during period:
              Acquisition of Thicket                          8,660,900                   -                      -
              Improvements                                       74,497               16,751                 6,682
                                                        ------------------     ----------------     -------------------
                   Total additions                            8,740,397               16,751                 6,682
                                                        ------------------     ----------------     -------------------

           Deductions during period:
              Hall Street                                             -                    -              4,000,000
              Hawthorne                                               -            4,730,360                    -
              Estimated valuation losses and
                 allowances to fair market value                      -                    -             1,461,640
                                                        ------------------     ----------------     -------------------
                   Total deductions                                   -            4,730,360             5,461,640
                                                        ------------------     ----------------     -------------------

       Balance at close of period                           $11,472,454          $ 2,732,057           $ 7,445,666
                                                        ==================     ================     ===================

         (D) Accumulated depreciation on real estate assets is as follows:


                                           ---------------     ----------------     -------------
                                                1996                1995                1994
                                           ---------------     ----------------     -------------

Balance at beginning of period                 $374,524            $ 424,332             $318,361

 Additions during period:
     Hawthorne Property                              -                   -                 30,685
     Peachtree Business Center                   76,429              75,480                75,286
     The Thicket Apartments                     162,965                  -                     -
                                            ---------------     ----------------     -------------
           Total additions                      239,394              75,480               105,971
                                           ---------------     ----------------      -------------
 Deductions during period:
     Retirements/sales                               -               (125,288)                 -
                                           ---------------     ----------------     -------------
          Total deductions                           -               (125,288)
                                                                                               -
                                           ---------------     ----------------     -------------

Balance at close of period                     $613,918            $  374,524            $424,332
                                           ===============     ================     =============




                                INDEX TO EXHIBITS

Exhibit No.                    Description
-----------                    -----------
       3.1             ---     Second Amended and Restated  Declaration of Trust of the Trust (incorporated by reference to Exhibit 3.1 to the Trust's Registration Statement on Form S-11, No. 2-94776).
       3.2             ---     Amended and  Restated  Bylaws of the Trust  (incorporated  by reference to Exhibit 3.2 to the Trust's Registration Statement on Form S-11, No. 2-94776).
       3.3             ---     Amendment  No. 1 to the Second  Amended and  Restated  Declaration  of Trust of the Trust
                               (filed herewith).
       3.4             ---     Amendment  No. 2 to the Second  Amended and  Restated  Declaration  of Trust of the Trust
                               (filed herewith).
      10.1             ---     Agreement of Purchase and Sale for The Thicket Apartments,  dated March 27, 1996, between
                               The Patrician  Mortgage  Company and A&P Investors,  Inc.  (incorporated  by reference to
                               Exhibit 99.1 to the Trust's Current Report on Form 8-K, filed July 2, 1996).
      10.2             ---     Amendment to Agreement  of Purchase and Sale for The Thicket  Apartments,  dated June 25,
                               1996, between The Patrician Mortgage Company and A&P Investors, Inc. (filed herewith).
      10.3             ---     Assignment of Agreement for Purchase and Sale for The Thicket Apartments,  dated June 25,
                               1996, between Thicket Apartments, L.P. and A&P Investors, Inc. (filed herewith).
      10.4             ---     Commercial  Credit Agreement  between Hardwick Bank and Trust Company and the Trustees of the Trust  (incorporated  by reference to Exhibit 10.1 to the Trust's  Current  Report on
                               Form 8-K/A, filed September 11, 1996).
      10.5             ---     Deed to Secure Debt and Security  Agreement by and between Thicket  Apartments,  L.P., as mortgagor,  and  Univest  Mortgage  Capital,  LLC,  as  mortgagee,  dated  June 27,  1996
                               (incorporated  by reference to Exhibit 10.2 to the Trust's  Current Report on Form 8-K/A,
                               filed September 11, 1996).
      10.6             ---     Promissory note from Thicket  Apartments,  L.P. to Univest Mortgage  Capital,  LLC, dated
                               June 27, 1996  (incorporated  by reference to Exhibit 10.3 to the Trust's  Current Report on Form 8-K/A, filed September 11, 1996).
      10.7             ---     Agreement of Limited Partnership of Vinings Investment Properties, L.P. (filed herewith).
      10.8             ---     Management  Contract  dated June 25, 1996 between  Thicket  Apartments,  L.P. and Vinings
                               Properties, Inc. (filed herewith).
      10.9             ---     Management  Contract  dated  July 6, 1990  between  PBC  Acquisition,  Inc.  and Carter &
                               Associates Enterprises, Inc.  (filed herewith).
      21.1             ---     Subsidiaries of the Trust (filed herewith).
      27               ---     Financial Data Schedule (filed herewith).
