Form 10-K/A
period 1996-12-31
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 1997-04-30
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------


                                  FORM 10-K/A-1


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934


                   For the fiscal year ended December 31, 1996

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


              For transition period from __________to ____________

                         Commission file number 0-13693

                       VININGS INVESTMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)


         Massachusetts                                            13-6850434
         -------------                                            ----------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

                        3111 Paces Mill Road, Suite A-200
                             Atlanta, Georgia 30339
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (770) 984-9500
                              --------------------

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

             Securities registered pursuant to Section 12(g) of the
                                 Exchange Act:

                 Shares of beneficial interest without par value
                                (Title of class)

The undersigned registrant hereby amends Items 10, 11, 12 and 13 of Part III of its Annual Report on Form 10-K for the period ended December 31, 1996.

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the period ending December 31, 1996 as set forth in the pages attached hereto:

Part III, Item 10  Directors and Executive Officers of Registrant

Part III, Item 11  Executive Compensation

Part III, Item 12  Security Ownership of Certain Beneficial Owners
                   and Management

Part III, Item 13  Certain Relationships and Related Transactions

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information Regarding Trustees
------------------------------

     The Board of Trustees of the Trust consists of seven members who are elected by the Trust's shareholders at each annual meeting of the Trust. Set forth below is certain information regarding the Trustees.

     Peter D. Anzo, age 43, has been Chief Executive Officer, President and Chairman of the Board of Trustees since 1996. Since 1990, Mr. Anzo has been Chief Executive Officer and a director of A&P Investors, Inc. He is also Chief Executive Officer and a director of The Vinings Group, Inc., a position he has held since 1987. Mr. Anzo has been on the Legislative Committee since 1995, a delegate since 1991, and is currently Vice Chairman of the Political Action Committee of the National Apartment Association. He has been a Co-Chairman of the Government Affairs Committee since 1995, Co-Chairman of the Affordable Housing Task Force and a director since 1992 of the Atlanta Apartment Association. He has been a director of the Georgia Apartment Association since 1993. From 1983 until 1986, Mr. Anzo served as Vice President of Acquisitions of First Investment Companies, where he was involved in the management and acquisition of commercial apartment properties throughout the United States. Mr. Anzo was the Vice President, Dispositions of Balcor/American Express from 1981 until 1983, where he was involved in the sale of apartment and commercial properties in the United States. During 1976 through 1981, Mr. Anzo was employed by The Beaumont Company, Los Angeles, California and Linkletter Properties, where he was involved in the management, leasing, purchase and construction of real property.

     Martin H. Petersen, age 47, has been a Trustee since 1996. Since 1990, Mr. Petersen has been President and a director of A&P Investors, Inc. He is also President and a director of The Vinings Group, Inc., a position he has held since 1987. Since 1975 Mr. Petersen has been a member of the Institute of Real Estate Management. From 1984 through 1987, Mr. Petersen was Vice President of Southeast United States Plaza Equities Management and Plaza Pacific Equities, Inc., where he supervised the management of 5,770 apartment units located throughout the Southeastern United States, including 3,000 garden style apartment units in Atlanta, Georgia, and managed the acquisition, performance and disposition of properties. Mr. Petersen served as a Branch Manager of GK Properties of Atlanta, Georgia, from 1979 to 1984, where he was responsible for overseeing the operations of its Southeastern United States offices, which included the acquisition and management of 5,500 garden style apartment units in Atlanta, Georgia. Prior to joining GK Properties, from 1975 through 1979, he served as Vice President of Stonehenge Properties and Stonehenge Realty Corp., where he oversaw the management of the commercial office division and performed various other functions, including the initiation of numerous feasibility, marketing and other consulting studies for REITs, financial institutions, savings & loans and other owners of distressed and foreclosed properties. From 1971 to 1974, Mr. Petersen was a credit analyst for Dun & Bradstreet in its Business Trades Division.

     Stephanie A. Reed, age 39, has been Vice President, Secretary, Treasurer and a Trustee of the Trust since 1996. Since 1991, Ms. Reed has been Vice President and a director of A&P Investors, Inc. She is also Vice President and a director of The Vinings Group, Inc., a position she has held since 1991. From 1987 to 1991, Ms. Reed was Vice President - Development of The Sterling Group, Inc., a multifamily development company located in Atlanta, Georgia, where she was responsible for all phases of development for multifamily projects. Prior to 1987, she served as Vice President - Finance of The Sterling Group, Inc., in the syndication and management of multifamily projects. Prior to joining The Sterling Group, Inc., Ms. Reed served as a tax supervisor at Jones and Kolb, CPAs from 1983 through 1984, where her responsibilities included the training and supervision of audit and year-end work for real estate limited partnerships. From 1981 to 1983, Ms. Reed performed tax planning and preparation work for trusts, estates, partnerships and corporations for Osburn Henning and Company, CPAs.

     Gilbert H. Watts, Jr., age 47, has been a Trustee since 1996. Mr. Watts is Managing Partner of Watts Agent, L.P., a position he has held since 1971. Watts Agent, L.P. manages various real estate investments including residential, commercial and industrial properties. Mr. Watts is also President of Radio Center Dalton, Inc., a position he has held since 1985. Mr. Watts serves as a director of The Community Group, Inc., a six bank holding company, and various family businesses.

     Phill D. Greenblatt, age 51, has been a Trustee since 1996. Since 1975, Mr. Greenblatt has been President of p.d.g. Real Estate Co., Inc., a real estate brokerage and investment firm in multifamily, retail and industrial properties in Colorado, Arizona and Florida. Mr. Greenblatt also is a member of the Board of Directors of Western States Mortgage Co. From 1971 through 1974, Mr. Greenblatt was a commercial sales associate with Heller-Mark Realty. He also served as an investment banking officer for the First National Bank of Denver from 1968 to 1971.

     Henry Hirsch, age 60, has been a Trustee since 1996. Mr. Hirsch is Chairman of the Board of Engineered Concepts, Inc., ECI Management Corporation and ECI Realty, and is President of ECI Properties, positions which he has held for over ten years. Mr. Hirsch has been involved in the real estate business since 1968, specializing in multifamily apartment development. He and his related entities currently own and/or manage over 3,500 apartment units, as well as office buildings and a shopping center. The construction arm of his related entities has completed over $250,000,000 of new construction and rehabilitation. Mr. Hirsch is a Certified Apartment Property Supervisor with the National Apartment Association. He has served as a director and past President of the Atlanta Apartment Association. He has served as a Regional Vice President of the National Apartment Association and currently is the Chairman of the Builders, Owners, and Developers Committees of the National Apartment Association.

     Thomas B. Bender, age 66, has been a Trustee since February 1997. Since 1991, Mr. Bender has been a partner of Financial & Investment Management Group, Ltd., an investment counseling firm. From 1978 to 1991, Mr. Bender served as a Vice President of Kidder Peabody & Co. Mr. Bender has a total of thirty-one years experience in the investment securities business serving as an officer and principal of several major investment banking firms. He is a member of the Association for Investment Management and Research and The Financial Analysis Society of Detroit and serves as a director of The Munder Funds, a mutual fund group, and a director of The International Affairs Forum.

Information Regarding Executive Officers
----------------------------------------

     Listed below are the names of the executive officers of the Trust. The names and ages of all executive officers of the Trust and principal occupation and business experience during at least the last five years is discussed under "Information Regarding Trustees."


Name                       Position
----                       --------

Peter D. Anzo              President, Chief Executive Officer
                              and Chairman of the Board of Trustees

Stephanie A. Reed          Vice President, Secretary and Treasurer


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     The Trust's officers and Trustees and beneficial owners of more than 10% of the Trust's Shares are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of those reports must also be furnished to the Trust. Based solely on a review of the copies of reports furnished to the Trust and written representations that no other reports were required, the Trust believes that during its 1996 fiscal year, no person who was a Trustee, officer or greater than 10% beneficial owner of the Trust's Shares failed to file on a timely basis any report required by
Section 16(a).


ITEM 11. EXECUTIVE COMPENSATION

Compensation of Trustees and Officers
-------------------------------------

     Trustees who are officers of the Trust receive no compensation for their services as Trustees. Trustees who are not officers of the Trust receive compensation for their services as the Board of Trustees may from time to time determine. Since the consummation of the Tender Offer, Trustees who were not officers of the Trust did not receive an annual retainer but did receive $250 for each regular meeting of the Board of Trustees attended.

     Officers of the Trust historically have not received any compensation for their services provided to the Trust. Until February 29, 1996, the date upon which the Purchaser acquired approximately 73.3% of the outstanding Shares of the Trust pursuant to the Tender Offer, the Trust was an externally-advised REIT, and accordingly, the Trust had no employees and no compensation committee. Upon the consummation of the Tender Offer, the relationship with the Trust's advisor was terminated and the Trust became self-administered and established a compensation committee. As a result, the Trustees currently anticipate that officers of the Trust may serve as employees and may be compensated as such for services rendered to the Trust.

     During fiscal 1996, the officers of the Trust did not receive compensation from the Trust for their services as officers. While a majority of their time was spent handling Trust affairs, the officers were also officers of The Vinings

Group, Inc., ("The Vinings Group") a privately held real estate company, from which they received compensation and benefits. The Trust did not reimburse The Vinings Group for any of the officers' salaries or benefits provided to them by The Vinings Group. In the future, the annual salary, any salary adjustments and any other benefits for executive officers will be determined by the Compensation Committee in its discretion and will be targeted according to the salaries of executives holding similar offices and having similar responsibilities within the Trust's industry segment. The Compensation Committee may also consider factors such as industry experience and executive retention.

Report of the Compensation Committee of the Board of Trustees
on Executive Compensation
-------------------------------------------------------------

     The members of the Compensation Committee of the Board of Trustees of the Trust, whose names are set forth below, have prepared the following report on the Trust's executive compensation policies and philosophy for fiscal 1996.

General
-------

     The Compensation Committee was formed in October 1996 and consists of Mr. Bender, Mr. Watts and Mr. Greenblatt, each of whom is a non-employee Trustee. Ms. Reed was a member of the Compensation Committee until April 24, 1997. The Compensation Committee is generally responsible for developing the Trust's executive and management compensation policies, including awards of equity-based compensation.

Compensation Policy Review
--------------------------

     The  Compensation  Committee,  together  with  the  Board of  Trustees,  is currently reviewing its policies with respect to executive compensation. In connection with this review, the Compensation Committee will establish its compensation philosophy as to (a) base salaries for executive officers; (b) an appropriate methodology for determining the amount of annual cash bonuses, if any, paid to executive officers; and (c) an appropriate methodology for structuring long-term incentive awards. The Compensation Committee is undertaking this review with the goal of ensuring that (i) the base salaries of executive officers are comparable and competitive when measured against those paid by other companies within the Trust's industry segment; (ii) annual cash bonuses awarded to executive officers are based on appropriate individual and Trust performance targets established at the beginning of each fiscal year; and
(iii) long-term incentive awards to executive officers more closely align the interests of the executive officers with those of the Trust's stockholders. The Compensation Committee currently intends to complete its review of the Trust's executive compensation policies in fiscal 1997.

Federal Tax Regulations Applicable to Executive Compensation
------------------------------------------------------------

     As a result of Section 162(m) of the Internal Revenue Code (the "Code"), the Trust's deduction of executive compensation may be limited to the extent that a "covered employee" (i.e., the chief executive officer or one of the four highest compensated officers who is employed on the last day of the Trust's taxable year) receives compensation in excess of $1,000,000 in such taxable year of the Trust (other than performance-based compensation that otherwise meets the requirements of Section 162(m) of the Code). The Trust intends to take appropriate action to comply with such regulations, if applicable, in the future.

  Thomas B. Bender,  Chairman    Gilbert H. Watts,  Jr.
  Phill D. Greenblatt            Stephanie A. Reed (member until April 24, 1997)

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     Mr. Anzo, the President, Chief Executive Officer and Chairman of the Board of Trustees of the Trust, and Ms. Reed, Vice President, Secretary and Treasurer of the Trust, will make general recommendations to and review with the Compensation Committee the salary increases and bonus compensation of executives and management other than themselves.

Shareholder Return Performance Graph
------------------------------------

     Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Trust's Shares with the cumulative total return of companies on the Standard & Poor's (S&P) 500 Stock Index, the National Association of Real Estate Investment Trusts ("NAREIT") Mortgage Index and the NAREIT Total Return Equity Index. The returns are based on the market price of the Shares and assume the reinvestment of dividends. The calculation of total cumulative return assumes a $100 investment in the Shares on January 1, 1991. The comparisons in this table are historical and are not intended to forecast or be indicative of possible future performance of the Trust's Shares.

     Subsequent to the consummation of the Tender Offer in February, 1996 and consistent with its growth and expansion strategy, management of the Trust has caused the Trust to expand into the multifamily property markets, a line of business which is covered by the NAREIT Total Return Equity Index. As a result of the change in the line of business of the Trust, the Trustees believe that, for periods subsequent to the Tender Offer, it is no longer appropriate to compare the performance of the Trust's Shares to companies on the NAREIT Mortgage Index. Accordingly, the performance of the Trust's Shares has been compared to both the NAREIT Mortgage Index and the NAREIT Total Return Equity Index assuming a $100 investment on January 1, 1991, despite the fact that the Trust has only been on the NAREIT Total Return Equity Index for a portion of fiscal 1996.

                 Comparison of Five Year Cumulative Total Return
               Among S&P 500 Index, NAREIT Mortgage Index, NAREIT
                          Total Return Equity Index and
                       Vinings Investment Properties Trust
                       -----------------------------------


                                         1991      1992       1993        1994       1995       1996
                                         ----      ----       ----        ----       ----       ----
Vinings Investment Properties Trust       100       132        162        217         230        383
S&P 500                                   100       141        155        157         215        265
NAREIT Mortgage Index                     100       134        154        117         190        287
NAREIT Total Return Equity Index          100       155        186        192         221        299

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, to the best knowledge and belief of the Trust, certain information regarding the beneficial ownership of the Trust's Shares as of March 31, 1997 by (i) each person known by the Trust to be the beneficial owner of more than 5% of the outstanding Shares, (ii) each of the Trustees, (iii) each of the executive officers of the Trust and (iv) all of the Trust's executive officers and Trustees as a group.

             Trustees, Executive Officers                           Shares                 Percentage of
                  and 5% Shareholders                       Beneficially Owned (1)           Class (2)
                  -------------------                       ----------------------           ---------

Financial & Investment Management Group, Ltd.                        252,789 (3)               23.39%
Paul H. Sutherland, CFP, President
417 St. Joseph Street
P.O. Box 40
Suttons Bay, MI  49682

Watts Agent, L.P.                                                     93,355 (4)                8.64%
1006 Trammel Street
Dalton, GA  30720

Peter D. Anzo                                                         87,312                    8.08%
Martin H. Petersen                                                    81,285                    7.52%
Stephanie A. Reed                                                      9,818                      *
Gilbert H. Watts, Jr.                                                 93,355 (5)                8.64%
Phill D. Greenblatt                                                   24,005                    2.22%
Henry Hirsch                                                          60,012                    5.55%
Thomas B. Bender                                                      88,389 (6)                8.18%

All Trustees and officers as a group (7 persons)                     444,176                   41.11%



--------------------------
*       Less than 1%.

     (1) Beneficial share ownership is determined pursuant to Rule 13d-3 under the Exchange Act. Accordingly, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote such security or the power to dispose of such security. The amounts set forth above as beneficially owned include Shares owned, if any, by spouses and relatives living in the same home as to which beneficial ownership may be disclaimed.

     (2) Percentages are calculated on the basis of 1,080,517 Shares outstanding as of March 31, 1997.

     (3) Based on Amendment No. 3 to Schedule 13D filed with the SEC on November 22, 1996, Financial & Investment Management Group, Ltd. ("FIMG") and Paul H. Sutherland, CFP, President, have shared dispositive and voting power with respect to all such Shares.

     (4) Based on a Schedule 13D filed with the SEC on August 2, 1996, Watts Agent, L.P. and Gilbert H. Watts, Jr. have shared dispositive and voting power with respect all such Shares.

     (5) Mr. Watts may be deemed to beneficially own 93,355 Shares by virtue of his position as Managing Partner of Watts Agent, L.P. Mr. Watts and Watts Agent, L.P. have shared dispositive and voting power with respect to all such Shares.

     (6) Mr. Bender beneficially owns 1,000 Shares and has shared dispositive and voting power with respect to an additional 87,389 Shares with FIMG and Paul
H. Sutherland.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain executive officers and Trustees of the Trust are officers, directors and/or stockholders of The Vinings Group and its wholly-owned subsidiaries (individually, a "Subsidiary"). The Vinings Group has provided services to the Trust relating to administration, acquisition, and capital and asset advisory services at little or no cost to the Trust. In addition, the officers of the Trust have been compensated by The Vinings Group for their services as officers of The Vinings Group, although a substantial amount of their time was spent handling Trust affairs. The Trust did not reimburse The Vinings Group for any of the officers' salaries. The Trust does not anticipate that these services will continue to be provided free of charge, and certain costs paid on the Trust's behalf have been reimbursed to The Vinings Group.

     In connection with the Trust's acquisition of The Thicket Apartments, a 254-unit apartment complex located in Atlanta, Georgia, MFI Realty, Inc., a Subsidiary, was paid a broker's commission in the amount of $150,000 by the seller of the property. Also in connection with The Thicket, the Trust entered into a management agreement with Vinings Properties, Inc., a Subsidiary, for property management services equal to five percent of gross revenues plus a fee for data processing.

     In connection with the Trust's proposed acquisition of Windrush Apartments, a 202-unit apartment community located in Atlanta, Georgia, MFI Realty, Inc., will be paid a financial advisor's fee in the amount of $75,500 from the seller upon the closing of the acquisition.

     The Trust believes that all of the above transactions are fair and reasonable and are on terms at least as favorable to the Trust as those which might have been obtained with unrelated third parties.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized.


VININGS INVESTMENT PROPERTIES TRUST
(Registrant)

By:      /s/ Stephanie A. Reed
         ---------------------
         Name:  Stephanie A. Reed
         Title: Vice President, Secretary
                 and Treasusrer


Dated:   April 30, 1997