Form 10-Q
period 1996-03-31
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 1997-05-15
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1997              Commission file number 0-13693


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


       Registrant's telephone number, including area code: (770) 984-9500
                                 --------------







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X                                              No___
            --


      Shares of Beneficial Interest outstanding at May 12, 1997: 1,080,516

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                         INDEX OF FINANCIAL INFORMATION


PART I   FINANCIAL INFORMATION                                              PAGE

Item 1   Financial Statements

         Consolidated Balance Sheets at March 31, 1997 (unaudited)
         and December 31, 1996                                                 3

         Consolidated Statements of Operations (unaudited) for the
         three months ended March 31, 1997 and 1996                            4

         Consolidated Statements of Shareholders' Equity for the
         year ended December 31, 1996 and the three months
         ended March 31, 1997 (unaudited)                                      5

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 1997 and 1996                    6

         Notes to Consolidated Financial Statements                            7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  14

PART II  OTHER INFORMATION/SIGNATURE

Item 6   Exhibits and Reports on Form 8-K                                     19

         Signature                                                            20




                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                               March 31,       December 31,
                                                                 1997             1996
                                                           --------------      ----------

ASSETS

Real estate assets:
    Land .................................................   $  1,470,500    $  1,470,500
    Buildings and improvements ...........................      9,268,912       9,218,263
    Furniture, fixtures & equipment ......................        794,553         783,691
     Less:  accumulated depreciation .....................       (719,823)       (613,918)
                                                             ------------    ------------
         Net real estate assets ..........................     10,814,142      10,858,536


Cash and cash equivalents ................................        217,928         171,736
Cash escrows .............................................        171,946         192,611
Receivables and other assets .............................         61,518          86,002
Deferred financing costs, less accumulated amortization
    of $29,252 and $ 19,502 at March 31, 1997
    and December 31, 1996, respectively ..................        195,174         204,925

Deferred leasing costs, less accumulated amortization of
    $29,409 and $28,470 at March 31, 1997 and
    December 31, 1996, respectively ......................          9,752           5,659
                                                             ------------    ------------

Total Assets .............................................   $ 11,470,460    $ 11,519,469
                                                             ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage note payable ....................................   $  7,359,109    $  7,371,676
Line of credit ...........................................      1,568,104       1,568,104
Accounts payable and accrued liabilities .................        362,577         347,141
                                                             ------------    ------------

       Total Liabilities .................................      9,289,790       9,286,921
                                                             ------------    ------------

Contingencies (Note 11)

Shareholders' Equity:
    Shares of beneficial interest, without par value,
      unlimited shares authorized, 1,080,517 and 1,080,528
      shares issued and outstanding at March, 31, 1997 and
      December 31, 1996, respectively ....................     18,731,705      18,731,763

    Cumulative earnings ..................................     37,827,494      37,879,314

    Cumulative distributions .............................    (54,378,529)    (54,378,529)
                                                             ------------    ------------
       Total Shareholders' Equity ........................      2,180,670       2,232,548
                                                             ------------    ------------

Total Liabilities and Shareholders' Equity ...............   $ 11,470,460    $ 11,519,469
                                                             ============    ============



The accompanying notes are an integral part of these financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                The three months ended March 31,
                                                --------------------------------
                                                         1997            1996
                                                    ------------      ---------
REVENUES

     Rental revenues .............................   $   576,505    $   151,731
     Other property revenues .....................        18,986          9,249
     Interest income .............................           873         91,264
     Other income ................................          --          141,229
                                                     -----------    -----------
                                                         596,364        393,473
                                                     -----------    -----------

EXPENSES

     Property operating and maintenance ..........       256,563         55,054
     Depreciation and amortization ...............       106,844         20,749
     Amortization of deferred financing costs ....         9,751           --
     Interest expense ............................       199,710           --
     General and administrative ..................        75,316        365,080
     Investment advisor's fees ...................             0        333,461
                                                     -----------    -----------
                                                         648,184        774,344
                                                     -----------    -----------

       Loss before loss on real estate investments       (51,820)      (380,871)

     Loss on real estate investments .............          --          (26,800)
                                                     -----------    -----------

       Net loss ..................................   $   (51,820)   $  (407,671)
                                                     ===========    ===========

EARNINGS PER SHARE

     Loss before loss on real estate investments .   $     (0.05)   $     (0.36)
     Loss on real estate investments .............          --            (0.02)
                                                     -----------    -----------

       Net loss ..................................   $     (0.05)   $     (0.38)
                                                     ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING ..............     1,080,517      1,080,625
                                                     ===========    ===========




The accompanying notes are an integral part of these financial statements.



                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 For the year ended December 31, 1996 and the three months ended March 31, 1997
                                   (unaudited)


                                           Shares of                                            Total
                                           beneficial       Cumulative       Cumulative     shareholders'
                                            interest         earnings      distributions       equity
                                         --------------    ------------    -------------    -------------
BALANCE AT DECEMBER 31, 1995 ...........   $ 36,973,249    $ 38,689,392    $(54,378,529)   $ 21,284,112

Net Loss ...............................           --          (810,078)           --          (810,078)

Retirement of Shares ...................           (536)           --              --              (536)

Distributions to shareholders
     ($16.88 per share return of capital
     for federal income tax purposes) ..    (18,240,950)           --              --       (18,240,950)
                                           ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1996 ...........     18,731,763      37,879,314     (54,378,529)      2,232,548

Net Loss ...............................           --           (51,820)           --           (51,820)

Retirement of Shares ...................            (58)           --              --               (58)
                                           ------------    ------------    ------------    ------------

BALANCE AT MARCH 31, 1997 ..............   $ 18,731,705    $ 37,827,494    $(54,378,529)   $  2,180,670
                                           ============    ============    ============    ============



The accompanying notes are an integral part of these financial statements.



                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the three months ended March 31,
                                                                  ------------------------------------

                                                                            1997           1996
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...........................................................   $    (51,820)   $   (407,671)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

        Depreciation and amortization ..............................        106,844          20,749
        Amortization of deferred financing costs ...................          9,751            --
        Loss on real estate investments ............................           --            26,800
        Changes in assets and liabilities:
          Cash escrows .............................................         20,665            --
          Receivables and other assets .............................         24,484         141,168
          Capitalized leasing costs ................................         (5,032)         (5,639)
          Accounts payable, accrued liabilities and due to affiliate         15,436        (454,953)
                                                                       ------------    ------------

        Total adjustments ..........................................        172,148        (271,875)
                                                                       ------------    ------------

Net cash provided by (used in) operating activities ................        120,328        (679,546)
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

The Thicket capital expenditures ...................................        (61,511)           --
Peachtree capital expenditures .....................................           --            (9,077)
Sales proceeds from real estate investments ........................           --           673,200
                                                                       ------------    ------------

Net cash provided by (used in) investing activities ................        (61,511)        664,123
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal repayments on mortgage payable ...........................        (12,567)           --
Purchase of retired shares .........................................            (58)           --
Distributions to shareholders ......................................           --       (18,240,950)
                                                                       ------------    ------------

Net cash used in financing activities ..............................        (12,625)    (18,240,950)
                                                                       ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............         46,192     (18,256,373)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................        171,736      18,470,031
                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $    217,928    $    213,658
                                                                       ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid ......................................................   $    199,710    $       --
                                                                       ============    ============


The accompanying notes are an integral part of these financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

NOTE 1 - FORMATION AND ORGANIZATION
-----------------------------------

         Vinings Investment Properties Trust ("Vinings" or the "Trust") was organized on December 7, 1984 under the laws of the Commonwealth of Massachusetts as a twenty-year finite-life real estate investment trust ("REIT") under the Internal Revenue Code of 1986. Vinings was originally organized for the purpose of making real estate investments consisting primarily of mortgage loans and was to liquidate at the end of approximately ten years in accordance with its Declaration of Trust, provided, however, that the Trustees have the absolute discretion to determine in good faith such termination date as would be in the best interests of the shareholders. On January 3, 1996, the final asset to be liquidated was sold and final liquidating dividends were declared.

         On January 31, 1996, Vinings Investment Properties, Inc. ("the Purchaser") commenced a tender offer for a minimum of a majority and a maximum of 85% of the issued and outstanding shares of beneficial interest without par value of the Trust (the "Shares"), at a purchase price of $0.47 per share ($3.76 per share adjusted for the Share Split, as hereinafter defined) (the "Tender Offer"). The Tender Offer expired in accordance with its terms on February 28, 1996, and, in connection therewith, the Purchaser accepted an aggregate of 6,337,279 Shares (792,159 Shares adjusted for the Share Split, as hereinafter defined), representing approximately 73.3% of the outstanding Shares, for a total acquisition price of $2,978,521. The remaining assets of Vinings were Peachtree Business Center and approximately $163,000 in cash. The purpose of the Tender Offer was for the Purchaser to acquire control of Vinings and to rebuild the Trust's assets by expanding into the multifamily property markets. In connection with the consummation of the Tender Offer, all of the Trustees and officers of the Trust resigned and were replaced with designees of the Purchaser. The name of the Trust was changed from Mellon Participating Mortgage Trust, Commercial Properties Series 85/10 to Vinings. In addition, Vinings was an externally advised REIT for which it paid advisory fees to an unrelated third party (the "Advisor"). Upon consummation of the Tender Offer, the relationship with the Advisor was terminated and Vinings became self-administered.

         On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. Vinings is the sole general partner and a 98% limited partner in the Operating Partnership. Through its ownership of Vinings Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Trust, which is also a limited partner in the Operating Partnership, Vinings was a 100% economic owner of the Operating Partnership at March 31, 1997. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT.")

         Vinings currently owns The Thicket Apartments ("Thicket"), a 254-unit apartment complex located in Atlanta, Georgia, through Thicket Apartments, L.P., a Delaware limited partnership, of which the Operating Partnership is a 99% limited partner and Thicket Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of Vinings, is the sole general partner. Vinings also owns Peachtree Business Center ("Peachtree"), an approximately 75,000 square foot, single-story business park located in Atlanta, Georgia, through its wholly-owned subsidiary, PBC Acquisition, Inc.

         On July 1, 1996, Vinings effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares. Pursuant to the Share Split, shareholders who tendered their Shares received one Share for every eight Shares owned. Vinings has purchased and continues to purchase any fractional Shares resulting from the Share Split at a cost of $5.50 per share. As of March 31, 1997, a total of 108 fractional Shares had been repurchased and retired leaving 1,080,517 Shares outstanding. All share and per share data included in the accompanying financial statements and notes thereto have been restated to reflect the Share Split.

NOTE 2 - BASIS OF PRESENTATION
------------------------------

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         The accompanying consolidated financial statements of Vinings Investment Properties Trust include the consolidated accounts of Vinings Investment Properties Trust and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The term "Vinings" or the "Trust" hereinafter refers to Vinings Investment Properties Trust and its subsidiaries, including the Operating Partnership.

         These financial statements should be read in conjunction with Vinings' audited consolidated financial statements and footnotes thereto included in Vinings' Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

         Income Taxes
         ------------

         Vinings has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, Vinings will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent the

         REIT distributes at least 95% of its taxable income to its shareholders and satisfies certain other requirements. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

         Cash and Cash Equivalents
         -------------------------

         Vinings considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

         Recent Accounting Pronouncements
         --------------------------------

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which supersedes the current authoritative literature and related interpretations for earnings per share under Accounting Principles Board Opinion No. 15. SFAS 128 will have no immediate financial statement impact on Vinings since it currently has a simple capital structure and earnings per share will continue to be computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. For entities with complex capital structures, SFAS 128 will require dual presentation of basic and diluted earnings per share. SFAS 128 becomes effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. Vinings will adopt SFAS 128 during its quarter and fiscal year ending December 31, 1997.

         Reclassification
         ----------------

         Certain 1996 financial statement amounts have been reclassified to conform with the current year presentation.

NOTE 4 - REAL ESTATE ASSETS
---------------------------

         The Thicket Apartments
         ----------------------

         On June 28, 1996, Vinings acquired Thicket for a purchase price of $8,650,000. The acquisition was financed by a mortgage loan on the property in the amount of $7,392,000 and borrowings from Vinings' line of credit.

         Peachtree Business Center
         -------------------------

         The Trust acquired Peachtree through a deed-in-lieu of foreclosure on April 12, 1990. Peachtree was recorded at $1,700,000, its fair market value, which was less than the book value of Vinings' mortgage investment at the date of foreclosure. Subsequent to the acquisition, approximately $1,062,000 of improvements have been capitalized.

NOTE 5 - REAL ESTATE INVESTMENTS
--------------------------------

         Hawthorne Note
         --------------

         On March 30, 1995, Vinings sold Hawthorne Research and Development Complex for $5,095,000 of which $3,500,000 was paid at closing and the balance of $1,595,000 was payable pursuant to a non-recourse purchase money note (the "Hawthorne Note") which was subordinate to first mortgage liens totaling $10,360,000.

         In connection with the liquidation of assets, Vinings entered into an agreement with the first mortgage lien holder to sell the Hawthorne Note for $700,000. At December 31, 1995, the

         Trust established a valuation allowance of $895,000 to reflect its net realizable value of $700,000. On January 3, 1996, Vinings closed on the sale of the Hawthorne Note and recorded commissions and fees for a loss on the sale of $26,800.

NOTE 6 - NOTES PAYABLE
----------------------

         Mortgage Note Payable
         ---------------------

         At March 31, 1997, Vinings had a 9.04% mortgage note payable in the original principal amount of $7,392,000, which is secured by a Thicket and which matures on July 1, 2003. Principal and interest are payable in monthly installments of $59,691. At March 31, 1997, the outstanding principal balance was $7,359,109. Scheduled maturities of the mortgage note payable as of March 31, 1997, are as follows:


                  1997                  $   39,441
                  1998                      56,909
                  1999                      62,272
                  2000                      68,140
                  2001                      74,562
                  Thereafter             7,057,786
                                       -----------
                     Total              $7,359,110
                                       ===========


         Line of Credit
         --------------

         Vinings obtained a one year line of credit in the amount of $2,000,000 which bears interest at the bank's base rate which approximates prime. At March 31, 1997, the interest rate was 8.25%. Interest is payable monthly with the entire principal balance due on June 28, 1997. The line of credit is secured by Peachtree. At March 31, 1997, the outstanding balance of the line of credit was $1,568,104.

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

         During 1996, Vinings entered into a management agreement with Vinings Properties, Inc. for property management services for Thicket for a fee equal to five percent of gross revenues plus a fee for data processing which, for the period ended March 31, 1997, totaled $22,471 and $3,810, respectively. Vinings Properties, Inc. is an affiliate of certain officers and trustees of the Trust.

         In addition, as a commitment to the rebuilding of the Trust, The Vinings Group, Inc., the parent corporation of Vinings Properties, Inc. (collectively, "The Vinings Group"), has provided numerous services relating to administration, acquisition, and capital and asset advisory services at little or no cost to the Trust. Vinings does not anticipate that these services will continue to be provided free of charge, and certain costs paid on Vinings' behalf have been reimbursed to The Vinings Group. Vinings has reimbursed The Vinings Group for investor relation services for the sole benefit of the Trust which totaled $11,250 for the period ended March 31, 1997. The officers did not receive compensation from the Trust for their services for the first quarter of 1997.

         Vinings has entered into an agreement dated February 28, 1997 with Northshore Communications, Inc., a company affiliated with one of the Trustees, for the design and production of Vinings' 1996 annual report for a total of $20,500.

         In connection with Vinings proposed acquisition of Windrush Apartments (see Note 12 - Subsequent Events) MFI Realty, Inc., an entity affiliated with the officers and certain trustees of Vinings, will be paid a financial advisor fee in the amount of $75,500 from the seller upon the closing of the acquisition.

NOTE 8 - ADVISORY AGREEMENT
---------------------------

         Prior to the consummation of the Tender Offer, Vinings had engaged the Advisor to provide investment advisory services and act as the administrator of Trust operations. The agreement with the Advisor, which was terminated upon consummation of the Tender Offer, provided for the payment of administrative, asset management and other servicing fees to the Advisor for services rendered in administering the Trust's operations. The Advisor earned administrative, asset management, special services, and mortgage servicing fees aggregating $333,461, for the first quarter of 1996.

NOTE 9 - DISTRIBUTIONS
----------------------

         Vinings paid cash dividends of $16,857,750 ($15.60 per share) and $1,383,200 ($1.28 per share) on February 2, 1996, and March 8, 1996, respectively. The entire $18,240,950 was a return of capital for federal income tax purposes.

NOTE 10 - LEASING ACTIVITY
--------------------------

         The following is a schedule of future minimum rents due under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of March 31, 1997, at Peachtree:

                               1997       $   391,674
                               1998           528,599
                               1999           481,152
                               2000           368,898
                               2001           318,864
                               Thereafter     132,860
                                          ===========
                                Total     $ 2,222,047
                                          ===========

         One tenant generated 58% of Peachtree's revenues for the period ended March 31, 1997. The same tenant accounts for 74% of the future minimum lease payments. While this tenant's lease does not expire until May 31, 2002, it contains a 90-day cancellation clause which management is currently negotiating to extend to one year.

NOTE 11 - CONTINGENCIES
-----------------------

         Vinings is, from time to time, subject to various claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters would not have a material adverse effect on the financial position or results of operations of Vinings.

NOTE 12 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------

         Based on interest rates and other pertinent information available to Management as of March 31, 1997, Vinings estimates that the carrying value of cash and cash equivalents, the mortgage note payable, the line of credit, and other liabilities approximate their fair values when compared to instruments of similar type, terms and maturity. Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 1997. Although management is not aware of any factors that would significantly affect its estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 1997.

NOTE 13 - SUBSEQUENT EVENTS
---------------------------

         On April 1, 1997, the Operating Partnership entered into an agreement with Windrush Partners, Ltd. ("Windrush") to acquire Windrush
         Apartments, a 202-unit apartment community in metropolitan Atlanta, Georgia. The general partner of Windrush is an affiliate of the officers and certain Trustees of Vinings. The transaction is a contribution of property in exchange for units in the Operating Partnership and is subject to the approval of the limited partners of Windrush and the assumption of the existing mortgage loan, as well as certain customary conditions including, without limitation, satisfactory due diligence review.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Overview
--------

Vinings Investment Properties Trust ("Vinings" or the "Trust") was organized on December 7, 1984 under the laws of the Commonwealth of Massachusetts as a twenty-year finite-life real estate investment trust ("REIT") under the Internal Revenue Code of 1986. Vinings was originally organized for the purpose of making real estate investments consisting primarily of mortgage loans and was to liquidate at the end of approximately ten years in accordance with its Declaration of Trust, provided, however, that the Trustees have the absolute discretion to determine in good faith such termination date as would be in the best interests of the shareholders. On January 3, 1996, the final asset to be liquidated was sold and final liquidating dividends were declared.

On January 31, 1996, Vinings Investment Properties, Inc. ("the Purchaser") commenced a tender offer for a minimum of a majority and a maximum of 85% of the issued and outstanding shares of beneficial interest without par value of the Trust (the "Shares"), at a purchase price of $0.47 per share ($3.76 per share adjusted for the Share Split, as hereinafter defined) (the "Tender Offer"). The Tender Offer expired in accordance with its terms on February 28, 1996, and, in connection therewith, the Purchaser accepted an aggregate of 6,337,279 Shares (792,159 Shares adjusted for the Share Split, as hereinafter defined), representing approximately 73.3% of the outstanding Shares, for a total acquisition price of $2,978,521. The remaining assets of Vinings were Peachtree Business Center ("Peachtree") and approximately $163,000 in cash. The purpose of the Tender Offer was for the Purchaser to acquire control of Vinings and to rebuild the Trust's assets by expanding into the multifamily property markets. In connection with the consummation of the Tender Offer, all of the Trustees and officers of the Trust resigned and were replaced with designees of the Purchaser. The name of the Trust was changed from Mellon Participating Mortgage Trust, Commercial Properties Series 85/10 to Vinings. In addition, Vinings was an externally advised REIT for which it paid advisory fees to an unrelated third party (the "Advisor"). Upon consummation of the Tender Offer, the relationship with the Advisor was terminated and Vinings became self-administered.

The purpose of the Tender Offer was for Management to acquire control of the Vinings and to rebuild its assets by expanding into the multifamily real estate markets through the acquisition of garden style apartment communities which are leased to middle-income residents. Management believes that these investments will provide attractive sources of income to Vinings which will not only increase net income and provide cash available for future distributions, but will increase the value of the Trust's real estate portfolio as well.

On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. Vinings is the sole general partner and a 98% limited partner in the Operating Partnership. Through its ownership of Vinings Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Trust, which is also a limited partner in the Operating Partnership, Vinings was a 100% economic owner of the Operating Partnership at March 31, 1997. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT.")

Management believes that conducting its business and operations through the Operating Partnership will have certain strategic advantages over Vinings previous structure, which allowed investment in Vinings only through the purchase of Shares of the Trust. In particular, the Operating Partnership structure will provide Vinings with greater flexibility, in certain circumstances, in facilitating future acquisitions by permitting the issuance of partnership units on a tax advantaged basis to owners of real estate properties who contribute such properties to the Operating Partnership. The overall effect of this structure, Management believes, will be an enhanced ability of Vinings to access the real estate and capital markets.

On July 1, 1996, Vinings effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares. Pursuant to the Share Split shareholders who tendered their Shares received one Share for every eight Shares owned. Vinings has purchased and continues to purchase any fractional Shares at a cost of $5.50 per share. As of March 31, 1997, a total of 108 fractional Shares had been repurchased and retired leaving 1,080,517 Shares outstanding.

As a result of the Tender Offer, much of Management's efforts during 1996 were focused on Vinings organizational structure and preparing the Trust strategically for future acquisitions. The Thicket Apartments ("Thicket"), a 254-unit apartment community in Atlanta, Georgia, was acquired on June 28, 1996 as Vinings' only acquisition for the year.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements of Vinings and the notes thereto.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Vinings' actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a
difference  include  the  following:   the  inability  of  Vinings  to  identify
properties within existing multifamily property portfolios of entities affiliated with management which will have a strategic fit with the Trust, the inability of Vinings to identify unaffiliated properties for acquisition, the less than satisfactory performance of any property which might be acquired by the Trust, the inability to access the capital markets in order to fund Vinings' present growth and expansion strategy, the cyclical nature of the real estate market generally and locally in Georgia and the surrounding southeastern states, the national economic climate, the local economic climate in Georgia and the surrounding southeastern states, and the local real estate conditions and competition in Georgia and the surrounding southeastern states. There can be no assurance that, as a result of the foregoing factors, Vinings' growth and expansion strategy will be successful or that the business and operations of Vinings will not be adversely affected thereby.

Results of Operations
---------------------

Net loss for the three months ended March 31, 1997 decreased $355,851, or 87%, from a net loss of $407,671 for the three months ended March 31, 1996 to a net loss of $51,820 for the same period in 1997.

Total revenues increased $202,891, or 52%, and total expenses decreased $126,160, or 16%, for the three month period ended March 31, 1997 as compared to the three month period ended March 31, 1996.

Rental and Other property revenues increased $434,511, from $160,980 for the three months ended March 31, 1996 to $595,491 for the three months ended March 31, 1997. This increase is due to the income generated from Thicket which was not in Vinings' portfolio during the first quarter of 1996. For the three months ended March 31, 1996, $160,980 was generated from Peachtree, compared to $142,693 for the same period in 1997. The decrease in revenues at Peachtree is due to vacancies in the first quarter of 1997.

Interest income of $873 was earned for the three months ended March 31, 1997 compared to $91,264 for the same period in 1996. The decrease in interest income from 1996 to 1997 is due to the large cash balances earning interest at the beginning of 1996. Approximately $18.5 million was held in cash equivalents at January 1, 1996, of which $18.24 million was paid in dividends during February and March 1996. Cash balances at January 1, 1997 were substantially less.

There was no Other income for the three months ended March 31, 1997. However, Other income of $141,229 for the three months ended March 31, 1996 was due to proceeds from the termination of the receivership for the Hall Street Property in February 1996.

Property operating and maintenance expense increased by $201,509, from $55,054 for the three months ended March 31, 1996 to $256,563 for the three months ended March 31, 1997. This increase was due to property expenses related to the operation of Thicket. All of the property operating and maintenance expense for the three months ended March 31, 1996 was related to Peachtree as compared to $50,845 for the same period in 1997.

Depreciation and amortization increased by $86,095 from $20,749 for the three months ended March 31, 1996 to $106,844 as compared to the same period in 1997. This increase is directly attributable to the acquisition of The Thicket Apartments on June 28, 1996. Depreciation and amortization from Peachtree remained fairly constant.

Interest expense for the three months ended March 31, 1997 is interest on the mortgage payable as well as the line of credit, both of which were incurred in connection with the acquisition of Thicket. General and administrative expense decreased $289,764, from $365,080 for the three months ended March 31, 1996 to $75,316 for the three months ended March 31, 1997. These expenses include legal, accounting and other professional fees, directors' and officers' insurance, shareholder expenses, trustee fees and expenses, annual reporting costs and other miscellaneous general and administrative expenses. The decrease from 1996 to 1997 was attributable to the following: a decrease of $200,641 in legal fees; a decrease of $40,074 in trustee fees and expenses; a decrease in tender offer costs of $31,780; a decrease of $8,995 in state franchise tax; and a decrease of $8,085 in directors' & officers' insurance. All of these cost savings were a direct result of the Tender Offer occurring in the first quarter of 1996.

There are no investment advisor's fees for the three months ended March 31, 1997 as compared to $331,461 for the same period in 1996. During the first quarter of 1996, the prior Advisor was paid various fees for asset management, asset liquidation and the successful completion of the Tender Offer. Since the consummation of the Tender Offer, Vinings has not paid advisor's fees.

Liquidity and Capital Resources
-------------------------------

Operating activities of Vinings provided net cash of $120,328 for the three months ended March 31, 1997 as compared to net cash used in operating activities of $679,546 for the same period in 1996. This is due to the fact that Vinings' previous management was in the process of liquidating the Trust's assets and Peachtree was the only revenue producing asset held during the first quarter of 1996. In addition, the Tender Offer occurred during the first quarter of 1996 from which Vinings incurred a number of nonrecurring expenses.

Vinings used cash in investing activities for the three months ended March 31, 1997 by incurring $61,511 in capital expenditures at Thicket as compared to $9,077 in capital expenditures at Peachtree for the same period in 1996. In addition, for the three months ended March 31, 1996, $673,200 in sale proceeds was generated from the sale of the Hawthorne Note on January 3, 1996.

Net cash was used in financing activities for the first quarter of 1996 to make principal repayments of $12,567 on the mortgage note payable. In addition, during 1997, $58 was used to retire shares of beneficial interest in the Trust. Distributions to shareholders in the first quarter of 1996 totaled $18,240,950 as a result of the liquidation of investments.

Net cash increased by $46,192 for the three months ended March 31, 1997 compared to net cash used of $18,256,373 for the same period in 1996.

The cash held by Vinings plus the cash flow from Peachtree and Thicket are expected to provide sources of liquidity to meet Vinings' current operating obligations. Vinings also has a secured line of credit totaling $2,000,000, which bears interest at the bank's base rate which approximates prime. At March 31, 1997 the interest rate was 8.25% and the outstanding balance was $1,568,104. The remaining balance of $431,896 may be drawn for working capital needs or for acquisition funding. It is anticipated that the line of credit, which is due in June 1997, will be renewed or refinanced. In addition, management intends to seek new capital sources, both public and private, as well as explore financing alternatives so as to allow Vinings to expand and grow its income producing investments.

Recent Accounting Pronouncements
--------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which supersedes the current authoritative literature and related interpretations for earnings per share under Accounting Principles Board Opinion No. 15. SFAS 128 will have no immediate financial statement impact on Vinings since it currently has a simple capital structure and earnings per share will continue to be computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. For entities with complex capital structures, SFAS 128 will require dual presentation of basic and diluted earnings per share. SFAS 128 becomes effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. Vinings will adopt SFAS 128 during its quarter and fiscal year ending December 31, 1997.

Impact of Inflation
-------------------

Substantially all of the residential leases at Thicket are for periods of one year or less which will enable Vinings to seek increased rents upon renewal of existing leases or upon commencement of new leases. Although there can be no assurance that rental increases may be obtained, the short term nature of these leases generally serves to reduce the risk to Vinings of the adverse effects of inflation.

Substantially all of the tenant leases at Peachtree have remaining terms of five years or less and contain clauses which require the tenants to pay their prorata share of operating expenses, including common area maintenance, real estate taxes, and insurance. This serves to reduce the risk of increased costs and operating expenses resulting from inflation. In addition, Vinings may seek increased base rents upon renewal of existing leases or upon commencement of new leases in order to offset any adverse effects of inflation. However, there can be no assurance that rental increases may be obtained.

                                     PART II



                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27 - Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                    SIGNATURE


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Vinings Investment Properties
                                        Trust


                                        By:  /s/ Stephanie A. Reed
                                            ----------------------
                                             Stephanie A. Reed
                                             Vice President and Treasurer



Dated:  May 15, 1997