Form 10-Q
period 1997-06-30
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 1997-08-14
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 1997

                         Commission file number 0-13693


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

               (Exact name of registrant as specified in charter)



                                  MASSACHUSETTS
         (State or other jurisdiction of incorporation or organization)
                                 --------------

                                   13-6850434
                      (I.R.S. Employer Identification No.)
                                 --------------

              3111 PACES MILL ROAD, SUITE A-200, ATLANTA, GA 30339 (Address of principal executive offices) (Zip Code)
                                 --------------

                                 (770) 984-9500
               Registrant's telephone number, including area code
                                 --------------







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes X                              No___






     Shares of Beneficial Interest outstanding at August 1, 1997: 1,080,514

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                         INDEX OF FINANCIAL INFORMATION


PART I   FINANCIAL INFORMATION                                              PAGE

Item 1     Financial Statements

           Consolidated Balance Sheets at June 30, 1997 (unaudited)
           and December 31, 1996                                               3

           Consolidated Statements of Operations (unaudited) for the
           three and six months ended June 30, 1997 and 1996                   4

           Consolidated Statements of Shareholders' Equity for the
           year ended December 31, 1996 and the six months
           ended June 30, 1997 (unaudited)                                     5

           Consolidated Statements of Cash Flows (unaudited)
           for the six months ended June 30, 1997 and 1996                     6

           Notes to Consolidated Financial Statements                          7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                13

PART II  OTHER INFORMATION/SIGNATURE

Item 4     Submission of Matters to a Vote of Security Holders                17

Item 6     Exhibits and Reports on Form 8-K                                   17

           Signature                                                          18


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                               June 30,       December 31,
                                                                 1997             1996
                                                             ------------    -------------
ASSETS

Real estate assets:
    Land .................................................   $  1,470,500    $  1,470,500
    Buildings and improvements ...........................      9,270,496       9,218,263
    Furniture, fixtures & equipment ......................        805,309         783,691
     Less:  accumulated depreciation .....................       (826,013)       (613,918)
                                                             ------------    ------------
         Net real estate assets ..........................     10,720,292      10,858,536


Cash and cash equivalents ................................        239,779         171,736
Cash escrows .............................................        201,149         192,611
Receivables and other assets .............................         56,596          86,002
Deferred financing costs, less accumulated amortization
    of $ 39,007 and $ 19,502 at June 30, 1997
    and December 31, 1996, respectively ..................        185,419         204,925
Deferred leasing costs, less accumulated amortization of
    $ 31,779 and $ 28,470 at June 30, 1997 and
    December 31, 1996, respectively ......................         23,702           5,659
                                                             ------------    ------------

Total Assets .............................................   $ 11,426,937    $ 11,519,469
                                                             ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage note payable ....................................   $  7,346,257    $  7,371,676
Line of credit ...........................................      1,568,104       1,568,104
Accounts payable and accrued liabilities .................        391,089         347,141
                                                             ------------    ------------

       Total Liabilities .................................      9,305,450       9,286,921
                                                             ------------    ------------

Contingencies (Note 11)

Shareholders' Equity:
    Shares of beneficial interest, without par value,
      unlimited shares authorized, 1,080,515 and 1,080,528
      shares issued and outstanding at June 30, 1997 and
      December 31, 1996, respectively ....................     18,731,693      18,731,763

    Cumulative earnings ..................................     37,768,323      37,879,314

    Cumulative distributions .............................    (54,378,529)    (54,378,529)
                                                             ------------    ------------


       Total Shareholders' Equity ........................      2,121,487       2,232,548
                                                             ------------    ------------

Total Liabilities and Shareholders' Equity ...............   $ 11,426,937    $ 11,519,469
                                                             ============    ============

   The accompanying notes are an integral part of these financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                        For three months              For six months
                                                         ending June 30,              ending June 30,
                                                  --------------------------      ------------------------
                                                       1997           1996           1997          1996
                                                  -------------   ----------      ---------    -----------
REVENUES
     Rental revenues ............................   $ 575,868    $   160,749    $ 1,152,373    $   312,480
     Other property revenues ....................      23,747          7,893         42,733         17,142
     Interest income ............................         431            639          1,304         91,903
     Other income ...............................        --             --             --          141,229
                                                    ---------    -----------    -----------    -----------
                                                      600,046        169,281      1,196,410        562,754
                                                    ---------    -----------    -----------    -----------
EXPENSES
     Property operating and maintenance .........     255,952         46,494        512,515        101,548
     Depreciation and amortization ..............     108,559         20,151        215,403         40,900
     Amortization of deferred financing costs ...       9,755           --           19,506           --
     Interest expense ...........................     200,206          7,425        399,916          7,425
     General and administrative .................      84,745        222,560        160,061        587,640
     Investment advisor's fees ..................        --             --             --          333,461
                                                    ---------    -----------    -----------    -----------
                                                      659,217        296,630      1,307,401      1,070,974
                                                    ---------    -----------    -----------    -----------
      Loss before loss on real estate investments     (59,171)      (127,349)      (110,991)      (508,220)
                                                    ---------    -----------    -----------    -----------
LOSS ON REAL ESTATE INVESTMENTS
     Loss on real estate investments ............        --             --             --          (26,800)
                                                    ---------    -----------    -----------    -----------
                                                         --             --             --          (26,800)
                                                    ---------    -----------    -----------    -----------
     Net Loss ...................................   $ (59,171)   $  (127,349)   $  (110,991)   $  (535,020)
                                                    =========    ===========    ===========    ===========
EARNINGS PER SHARE
      Loss before loss on real estate investments   $   (0.05)   $     (0.12)   $     (0.10)   $     (0.47)
      Loss on real estate investments                    --             --             --            (0.03)
                                                    ---------    -----------    -----------    -----------
     Net loss                                       $   (0.05)   $     (0.12)   $     (0.10)   $     (0.50)
                                                    =========    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                 1,080,516      1,080,625      1,080,518      1,080,625
                                                    =========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   For the year ended December 31, 1996 and the six months ended June 30, 1997
                                   (unaudited)

                                             Shares of                                         Total
                                             beneficial     Cummulative       Cummulative    shareholders'
                                              interest       earnings        distributions    equity
                                          --------------   ------------    --------------- --------------
BALANCE AT DECEMBER 31, 1995 ...........   $ 36,973,249    $ 38,689,392    $(54,378,529)   $ 21,284,112

Net Loss ...............................           --          (810,078)           --          (810,078)

Retirement of Shares ...................           (536)           --              --              (536)

Distributions to shareholders
     ($16.88 per share return of capital
     for federal income tax purposes) ..    (18,240,950)           --              --       (18,240,950)
                                           ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1996 ...........     18,731,763      37,879,314     (54,378,529)      2,232,548

Net Loss ...............................           --          (110,991)           --          (110,991)

Retirement of Shares ...................            (70)           --              --               (70)
                                           ------------    ------------    ------------    ------------

BALANCE AT JUNE 30, 1997 ...............   $ 18,731,693    $ 37,768,323    $(54,378,529)   $  2,121,487
                                           ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

Insert Cash Flow

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                            For six months
                                                                            ended June 30,
                                                                       --------------------------

                                                                          1997          1996
                                                                       ----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss ...........................................................   $(110,991)   $   (535,020)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

        Depreciation and amortization ..............................     215,403          40,900
        Amortization of deferred financing costs ...................      19,506            --
        Loss loss on real estate investments .......................        --            26,800
        Changes in assets and liabilities:
          Cash escrows .............................................      (8,538)       (231,633)
          Receivables and other assets .............................      29,406          96,629
          Capitalized leasing costs ................................     (21,352)           --
          Accounts payable, accrued liabilities and due to affiliate      43,949        (150,194)
                                                                       ---------    ------------

        Total adjustments ..........................................     278,374        (217,498)
                                                                       ---------    ------------

Net cash provided by (used in) operating activities ................     167,383        (752,518)
                                                                       ---------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of The Thicket Apartments .................................        --        (8,660,900)
The Thicket capital expenditures ...................................     (73,851)           --
Peachtree capital expenditures .....................................        --           (14,716)
Sales proceeds from real estate investments ........................        --           673,200

Net cash used in investing activities ..............................     (73,851)     (8,002,416)
                                                                       ---------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from mortgage note payable and line of credit .........        --         8,960,104
Deferred financing costs ...........................................        --          (224,426)
Principal repayments on mortgage payable ...........................     (25,419)           --
Purchase of retired shares .........................................         (70)           --
Distributions to shareholders ......................................        --       (18,240,950)

Net cash used in financing activities ..............................     (25,489)     (9,505,272)
                                                                       ---------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............      68,043     (18,260,206)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................     171,736      18,470,031
                                                                       ---------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $ 239,779    $    209,825
                                                                       =========    ============

   The accompanying notes are an integral part of these financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)

NOTE 1 - FORMATION AND ORGANIZATION

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

         On January 31, 1996, Vinings Investment Properties, Inc. ("the Purchaser") commenced a tender offer for a minimum of a majority and a maximum of 85% of the issued and outstanding shares of beneficial interest, without par value, of the Trust (the "Shares") at a purchase price of $0.47 per share ($3.76 per share adjusted for the Share Split, as hereinafter defined) (the "Tender Offer"). The Tender Offer expired in accordance with its terms on February 28, 1996, and, in connection therewith, the Purchaser accepted an aggregate of 6,337,279 Shares (792,159 Shares adjusted for the Share Split, as hereinafter defined), representing approximately 73.3% of the outstanding Shares, for a total acquisition price of $2,978,521. The remaining assets of Vinings were Peachtree Business Center and approximately $163,000 in cash. The purpose of the Tender Offer was for the Purchaser to acquire control of Vinings and to rebuild the Trust's assets by expanding into the multifamily property markets. In connection with the consummation of the Tender Offer, all of the Trustees and officers of the Trust resigned and were replaced with designees of the Purchaser. The name of the Trust was changed from Mellon Participating Mortgage Trust, Commercial Properties Series 85/10 to Vinings. In addition, prior to the Tender Offer, the Trust was an externally advised REIT for which it paid advisory fees to an unrelated third party (the "Advisor"). Upon consummation of the Tender Offer, the relationship with the Advisor was terminated and Vinings became self-administered.

         On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. Vinings is the sole general partner and a 98% limited partner in the Operating Partnership. Through its ownership of Vinings Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Trust, which is also a limited partner in the Operating Partnership, Vinings was a 100% economic owner of the Operating Partnership at June 30, 1997. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT.")

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

         On July 1, 1996, Vinings effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares. Pursuant to the Share Split, shareholders who tendered their Shares received one Share for every eight Shares owned. Vinings has purchased and continues to purchase any fractional Shares resulting from the Share Split at a cost of $5.50 per Share. As of June 30, 1997, a total of 110 fractional Shares had been repurchased and retired leaving 1,080,515 Shares outstanding. All share and per share data included in the accompanying financial statements and notes thereto have been restated to reflect the Share Split.

NOTE 2 - BASIS OF PRESENTATION

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

         Real Estate Assets
         ------------------

         Real estate assets are stated at depreciated cost. Ordinary repairs and maintenance are expensed as incurred. Major improvements and replacements are capitalized and depreciated over their estimated useful lives when they extend the useful life, increase capacity or improve efficiency of the related asset. Depreciation is computed on a straight-line basis over the useful lives of the real estate assets (buildings and improvements, 5-40 years; furniture, fixtures and equipment, 5 years; and tenant improvements, generally over the life of the related lease).

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

NOTE 6 - NOTES PAYABLE

         Mortgage Note Payable
         ---------------------

         At June 30, 1997, Vinings had a 9.04% mortgage note payable in the original principal amount of $7,392,000, which is secured by Thicket and which matures on July 1, 2003. Principal and interest are payable in monthly installments of $59,691. At June 30, 1997, the outstanding principal balance was $7,346,257. Scheduled maturities of the mortgage note payable as of June 30, 1997, are as follows:

                         1997           $        26,588
                         1998                    56,909
                         1999                    62,272
                         2000                    68,140
                         2001                    74,562
                         Thereafter           7,057,786
                                        ===============
                         Total          $     7,346,257
                                        ===============

         Line of Credit
         --------------

         Vinings renewed its one year line of credit in the amount of $2,000,000 on June 28, 1997, which bears interest at the bank's base rate which approximates prime. At June 30, 1997, the interest rate was 8.50% and the outstanding balance was $1,568,104. Interest is payable monthly with the entire principal balance due on June 28, 1998. The line of credit is secured by Peachtree.

NOTE 7 - RELATED PARTY TRANSACTIONS

         During 1996, Vinings entered into a management agreement with Vinings Properties, Inc. for property management services for Thicket for a fee equal to five percent of gross revenues plus a fee for data processing which, for the six months ended June 30, 1997, totaled $45,560 and $7,620, respectively. Vinings Properties, Inc. is an affiliate of certain officers and trustees of the Trust.

         In addition, as a commitment to the rebuilding of the Trust, The Vinings Group, Inc., the parent corporation of Vinings Properties, Inc. (collectively, "The Vinings Group"), has provided numerous services relating to administration, acquisition, and capital and asset advisory services at little or no cost to the Trust. Vinings does not anticipate that these services will continue to be provided free of charge, and certain costs paid on Vinings' behalf have been reimbursed to The Vinings Group. Vinings has reimbursed The Vinings Group for investor relation services for the sole benefit of the Trust which totaled $22,500 for the six months ended June 30, 1997. The officers of the Trust did not receive compensation from the Trust for their services for the first and second quarter of 1997.

         During 1997, Vinings has paid a total of $21,000 to Northshore Communications, Inc., a company affiliated with one of the Trustees, for the design and production of Vinings' 1996 annual report.

         On April 1, 1997, the Operating Partnership entered into an agreement with Windrush Partners, Ltd. ("Windrush") to acquire Windrush
         Apartments, a 202-unit apartment community in metropolitan Atlanta, Georgia, for a total acquisition price of $7,555,000. The general partner of Windrush is an affiliate of the officers and certain Trustees of Vinings. The transaction is a contribution of property in exchange for units in the Operating Partnership and is subject to the approval of the limited partners of Windrush and the assumption of the existing mortgage loan, which are both in process.

         In connection with Vinings' proposed acquisition of Windrush Apartments and Stratford Oaks Apartments (see Note 12 - Subsequent Events) MFI Realty, Inc., an entity affiliated with the officers and certain trustees of Vinings, will be paid a financial advisor fee of $75,550 and a brokers fee of $50,000 upon the closings of the respective acquisitions.

NOTE 8 - ADVISORY AGREEMENT

         Prior to the consummation of the Tender Offer, Vinings had engaged the Advisor to provide investment advisory services and act as the administrator of Trust operations. The agreement with the Advisor, which was terminated upon consummation of the Tender Offer, provided for the payment of administrative, asset management and other servicing fees to the Advisor for services rendered in administering the Trust's operations. The Advisor earned administrative, asset management, special services, and mortgage servicing fees aggregating $333,461, for the six months ended June 30, 1996.

NOTE 9 - DISTRIBUTIONS

         Vinings paid cash dividends of $16,857,750 ($15.60 per share) and $1,383,200 ($1.28 per share) on February 2, 1996, and March 8, 1996, respectively. The entire $18,240,950 was a return of capital for federal income tax purposes.

NOTE 10 - LEASING ACTIVITY

         The following is a schedule of future minimum rents due under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 1997, at Peachtree:

                         1997           $       283,151
                         1998                   566,006
                         1999                   524,580
                         2000                   391,038
                         2001                   318,864
                         Thereafter             132,860
                                        ===============
                         Total          $     2,216,499
                                       ================

         One tenant generated 61% of Peachtree's revenues for the six months ended June 30, 1997. The same tenant accounts for 71% of the future minimum lease payments. While this tenant's lease does not expire until May 31, 2002, it contains a 90-day cancellation clause which management is currently negotiating to extend to one year.

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

NOTE 12 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         Based on interest rates and other pertinent information available to management as of June 30, 1997, Vinings estimates that the carrying value of cash and cash equivalents, the mortgage note payable, the line of credit, and other liabilities approximate their fair values when compared to instruments of similar type, terms and maturity.

         Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 1997.
         Although management is not aware of any factors that would significantly affect its estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 1997.

NOTE 13 - SUBSEQUENT EVENTS

         On July 14, 1997, the Operating Partnership entered into an agreement with Stratford Oaks Partnership, Ltd., a Florida limited partnership, to acquire Stratford Oaks Apartments ("Stratford"), a 165-unit apartment community in Sarasota, Florida. The total acquisition price of $8,000,000, includes a brokerage commission to be paid to MFI
         Realty, Inc., an affiliate of the officers and certain trustees of Vinings, and the assumption of the existing mortgage note. The transaction is subject to the approval from third parties for the assumption of the mortgage note, and the approval of the Trust's Board of Directors, as well as certain customary conditions, including without limitation, satisfactory due diligence review.

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

On January 31, 1996, Vinings Investment Properties, Inc. ("the Purchaser") commenced a tender offer for a minimum of a majority and a maximum of 85% of the issued and outstanding shares of beneficial interest, without par value, of the Trust (the "Shares") at a purchase price of $0.47 per share ($3.76 per share adjusted for the Share Split, as hereinafter defined) (the "Tender Offer"). The Tender Offer expired in accordance with its terms on February 28, 1996, and, in connection therewith, the Purchaser accepted an aggregate of 6,337,279 Shares (792,159 Shares adjusted for the Share Split, as hereinafter defined), representing approximately 73.3% of the outstanding Shares, for a total acquisition price of $2,978,521. The remaining assets of Vinings were Peachtree Business Center ("Peachtree") and approximately $163,000 in cash. The purpose of the Tender Offer was for the Purchaser to acquire control of Vinings and to rebuild the Trust's assets by expanding into the multifamily property markets. In connection with the consummation of the Tender Offer, all of the Trustees and officers of the Trust resigned and were replaced with designees of the Purchaser. The name of the Trust was changed from Mellon Participating Mortgage Trust, Commercial Properties Series 85/10 to Vinings. In addition, prior to the Tender Offer, the Trust was an externally advised REIT for which it paid advisory fees to an unrelated third party (the "Advisor"). Upon consummation of the Tender Offer, the relationship with the Advisor was terminated and Vinings became self-administered.

The purpose of the Tender Offer was for Management to acquire control of Vinings and to rebuild its assets by expanding into the multifamily real estate markets through the acquisition of garden style apartment communities which are leased to middle-income residents. Management believes that these investments will provide attractive sources of income to Vinings which will not only increase net income and provide cash available for future distributions, but will increase the value of the Trust's real estate portfolio as well.

On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. Vinings is the sole general partner and a 98% limited partner in the Operating Partnership. Through its ownership of Vinings Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Trust, which is also a limited partner in the Operating Partnership, Vinings was a 100% economic owner of the Operating Partnership at June 30, 1997. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT.")

Management believes that conducting its business and operations through the Operating Partnership will have certain strategic advantages over Vinings' previous structure, which allowed investment in Vinings only through the purchase of Shares of the Trust. In particular, the Operating Partnership structure will provide Vinings with greater flexibility, in certain circumstances, in facilitating future acquisitions by permitting the issuance of partnership units on a tax advantaged basis to owners of real estate properties who contribute such properties to the Operating Partnership. The overall effect of this structure, Management believes, will be an enhanced ability of Vinings to access the real estate and capital markets.

On July 1, 1996, Vinings effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares. Pursuant to the Share Split, shareholders who tendered their Shares received one Share for every eight Shares owned. Vinings has purchased and continues to purchase any fractional Shares at a cost of $5.50 per Share. As of June 30, 1997, a total of 110 fractional Shares had been repurchased and retired leaving 1,080,515 Shares outstanding.

As a result of the Tender Offer, much of Management's efforts during 1996 were focused on Vinings' organizational structure and preparing the Trust strategically for future acquisitions. The Thicket Apartments ("Thicket"), a 254-unit apartment community in Atlanta, Georgia, was acquired on June 28, 1996. Currently, Vinings is under contract to acquire a 202-unit community in Atlanta, Georgia and a 165-unit community is Sarasota, Florida.

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


Results of Operations
---------------------

Vinings' net loss for the three months and the six months ended June 30, 1997 decreased $68,178 and $424,029, respectively from the same periods in 1996. Total revenues for the three months and six months ended June 30, 1997 increased $430,765 and $633,656, respectively as compared to the same periods ended June 30, 1996. Total expenses increased $362,587 for the three months and $236,427 for six months ended June 30, 1997 as compared to the same periods in the previous year.

Rental and Other property revenues increased $430,973, from $168,642 for the three months ended June 30,1996 to $599,615 for the same period in 1997, and $865,484 from $329,622 for the six months ended June 30, 1996 to $1,195,106 for the same period in 1997. These increases are due to the income generated from Thicket which was not in Vinings' portfolio during the first and second quarters of 1996.

Interest income decreased by $208 for the three months ended June 30, 1997 from the same period in 1996. However, for the six months ended June 30, 1997 interest income decreased $90,599 as compared to 1996 due to the large cash balances earning interest at the beginning of 1996. Approximately $18.5 million was held in cash equivalents at January 1, 1996, of which $18.24 million was paid in dividends during February and March 1996. Cash balances at January 1, 1997 were substantially less.

Other income decreased by $141,229 for the six months ended June 30, 1997. This decrease was due to the non-recurring proceeds from the termination of the receivership for the Hall Street Property received in February 1996.

Property operating and maintenance expense increased by $209,458 for the three months ended June 30, 1997 and $410,967 for the six months ended June 30, 1997 as compared to the same periods in 1996. This increase was directly attributable to the acquisition of Thicket on June 28, 1996. Property operating and maintenance expense from Peachtree remained fairly constant.

Depreciation and amortization increased by $88,408 for the three months ended June 30, 1997 and $174,503 for the six months ended June 30, 1997 as compared to the same periods in 1996. This increase is also attributable to the acquisition of Thicket. Depreciation and amortization from Peachtree remained fairly constant.

Amortization of deferred financing costs was $9,755 for the three months and $19,506 for the six months ended June 30, 1997, which was all related to the financing of Thicket. There were no deferred financing costs during the first or second quarters of 1996.

Interest expense, which increased $192,781 for the three months and $392,491 for the six months ended June 30, 1997, is related to the mortgage payable and the line of credit, both of which were incurred in connection with the acquisition of Thicket.

General and administrative expense decreased $137,815 for the three months and $427,579 for the six months ended June 30, 1997. These expenses include legal, accounting and other professional fees, directors' and officers' insurance, shareholder expenses, trustee fees and expenses, annual reporting costs and other miscellaneous general and administrative expenses. The decrease from 1996 to 1997 was mostly attributable to the following: a decrease in legal and professional fees of $106,741 for the three months and $335,382 for the six months; a decrease in trustee fees and expenses of $39,607 for the six months; a decrease in annual reporting costs of $18,852 for the three months and $23,852 for the six months; a decrease in filing fees and state franchise tax of $15,047 for the three months and $24,031 for the six months; and a decrease in directors' & officers' insurance of $13,388 for the three months and $21,473 for the six months. These decreases were offset slightly for the three months ended June 30, 1997 by an increase in investor relations expense of $11,250. All of these cost savings were a direct result of the Tender Offer occurring in the first quarter of 1996 and the subsequent change in Vinings' focus to the expansion into the multifamily property markets.

There have been no investment advisor's fees paid during 1997 as compared to $333,461 for the six months ended June 30, 1996. During the first quarter of 1996, the prior Advisor was paid various fees for asset management, asset liquidation and the successful completion of the Tender Offer. Since the consummation of the Tender Offer, Vinings has not incurred advisor's fees.


Liquidity and Capital Resources
-------------------------------

Operating activities of Vinings provided net cash of $167,383 for the six months ended June 30, 1997 as compared to net cash used in operating activities of $752,518 for the same period in 1996. This is due to the fact that Vinings' previous management was in the process of liquidating the Trust's assets and Peachtree was the only revenue producing asset held during the first quarter of 1996. In addition, the Tender Offer occurred during the first quarter of 1996 from which Vinings incurred a number of nonrecurring expenses. With the acquisition of Thicket on June 28, 1996, Vinings has begun to increase its operating cash flow.

Vinings used cash in investing activities for the six months ended June 30, 1997 by incurring $73,851 in capital expenditures with respect to Thicket as compared to $14,716 in capital expenditures with respect to Peachtree for the same period in 1996. In addition, for the six months ended June 30, 1996, $673,200 in sale proceeds was generated from the liquidating sale of the Hawthorne Note on January 3, 1996 and $8,660,900 was used to purchase Thicket on June 28, 1996.

The cash used to purchase Thicket was generated from net proceeds provided by the Thicket mortgage note payable and line of credit totaling $8,960,104 for the six months ended June 30, 1996. These proceeds also provided cash to fund $224,426 in deferred financing costs for the six months ended June 30, 1996. Net cash was used in financing activities for the second quarter of 1997 to make principal repayments of $25,419 on the Thicket mortgage note payable and was used to retire Shares of the Trust. Distributions to shareholders in the first quarter of 1996 totaled $18,240,950 as a result of the liquidation of investments. No distributions to shareholders have been made during the six months ended June 30, 1997.

Total net cash increased by $68,043 for the six months ended June 30, 1997 as compared to net cash used of $18,260,206 for the same period in 1996.

The cash held by Vinings plus the cash flow from Peachtree and Thicket are expected to provide sources of liquidity to meet Vinings' current operating obligations. Vinings also has a secured line of credit totaling $2,000,000, which bears interest at the bank's base rate which approximates prime. At June 30, 1997 the interest rate was 8.5% and the outstanding balance was $1,568,104. The remaining balance of $431,896 may be drawn for working capital needs or for acquisition funding. The line of credit, which was originally due June 1997, was renewed and now expires on June 28, 1998. In addition, management intends to seek new capital sources, both public and private, as well as explore financing alternatives so as to allow Vinings to expand and grow its income producing investments.


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

Substantially all of the tenant leases at Peachtree have remaining terms of five years or less and contain clauses which require the tenants to pay their prorated share of operating expenses, including common area maintenance, real estate taxes, and insurance. This serves to reduce the risk of increased costs and operating expenses resulting from inflation. In addition, Vinings may seek increased base rents upon renewal of existing leases or upon commencement of new leases in order to offset any adverse effects of inflation. However, there can be no assurance that rental increases may be obtained.

                                     PART II



                                OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

     The Trust held its annual meeting of shareholders (the "Annual Meeting") on July 1, 1997. At the Annual Meeting, the shareholders voted to elect Peter D. Anzo, Martin H. Petersen, Stephanie A. Reed, Gilbert H. Watts, Jr., Phill D. Greenblatt, Henry Hirsch and Thomas B. Bender to serve as Trustees of the Trust until the 1998 annual meeting of shareholders. The following table sets forth the results of the shareholder votes with respect to the election of the Trustees.

               TRUSTEES                    FOR          AGAINST
          -----------------------------------------------------
          Peter D. Anzo                  967,051         26,791
          Martin H. Petersen             964,888         28,954
          Stephanie A. Reed              967,063         26,779
          Gilbert H. Watts, Jr.          967,050         26,792
          Phill D. Greenblatt            967,063         26,779
          Henry Hirsch                   967,063         26,779
          Thomas B. Bender               967,054         26,788

The shareholders also voted on the adoption of the Vinings Investment Properties Trust 1997 Stock Option and Incentive Plan. 772,258 votes were cast in favor of the 1997 Stock Option and Incentive Plan, 81,755 votes were cast against, 6,409 abstained, 0 represented broker non-votes and 220,094 shares were not voted.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      10  -  1997 Vinings Investment Properties Trust Stock Option and
             Incentive Plan

      27 - Financial Data Schedule

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed  during the six months ended June 30,
      1997

                                    SIGNATURE


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Vinings Investment Properties Trust



                       By: /s/ Stephanie A. Reed
                       -------------------------
                       Stephanie A. Reed
                       Vice President and Treasurer



Dated:   August 14, 1997