Form 10-Q
period 1997-09-30
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 1997-11-14
CIK 759174

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended September 30, 1997 Commission file number 0-13693


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                                ----------------
               (Exact name of registrant as specified in charter)



         Massachusetts                                              13-6850434
         -------------                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)



3111 Paces Mill Road, Suite A-200, Atlanta, GA                           30339
----------------------------------------------                           -----
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:              (770) 984-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes X                 No___






    Shares of Beneficial Interest outstanding at October 10, 1997: 1,080,512

                                   VININGS INVESTMENT PROPERTIES TRUST
                                             AND SUBSIDIARIES

                                      INDEX OF FINANCIAL INFORMATION
                                      ------------------------------


PART I   FINANCIAL INFORMATION                                              PAGE

Item 1   Financial Statements
------   --------------------

         Consolidated Balance Sheets at September 30, 1997 (unaudited)
         and December 31, 1996                                                3

         Consolidated Statements of Operations (unaudited) for the
         three and nine months ended September 30, 1997 and 1996              4

         Consolidated Statements of Shareholders' Equity for the
         year ended December 31, 1996 and the nine months
         ended September 30, 1997 (unaudited)                                 5

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 1997 and 1996                6

         Notes to Consolidated Financial Statements                           7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 13

PART II  OTHER INFORMATION/SIGNATURE

Item 6   Exhibits and Reports on Form 8-K                                    17

         Signature                                                           18


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                   -----------


                                                             September 30,    December 31,
                                                                 1997            1996
                                                             ------------    -------------
ASSETS
------

Real estate assets:
    Land .................................................   $  1,470,500    $  1,470,500
    Buildings and improvements ...........................      9,302,060       9,218,263
    Furniture, fixtures & equipment ......................        808,036         783,691
      Less:  accumulated depreciation ....................       (930,713)       (613,918)
                                                             ------------    ------------
         Net real estate assets ..........................     10,649,883      10,858,536


Cash and cash equivalents ................................        194,971         171,736
Cash escrows .............................................        256,053         192,611
Receivables and other assets .............................        106,542          86,002
Deferred financing costs, less accumulated amortization
    of $46,733 and $19,502 at September 30, 1997
    and December 31, 1996, respectively ..................        177,694         204,925
Deferred leasing costs, less accumulated amortization of
    $35,514 and $28,470 at September 30, 1997 and
    December 31, 1996, respectively ......................         32,649           5,659
                                                             ------------    ------------

Total Assets .............................................   $ 11,417,792    $ 11,519,469
                                                             ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage note payable ....................................   $  7,333,112    $  7,371,676
Line of credit ...........................................      1,568,104       1,568,104
Accounts payable and accrued liabilities .................        413,724         347,141
                                                             ------------    ------------

       Total Liabilities .................................      9,314,940       9,286,921
                                                             ------------    ------------

Contingencies (Note 11)

Shareholders' Equity:
    Shares of beneficial interest, without par value,
      unlimited shares authorized, 1,080,512 and 1,080,528
      shares issued and outstanding at September 30, 1997
      and December 31, 1996, respectively ................     18,731,682      18,731,763

    Cumulative earnings ..................................     37,749,699      37,879,314

    Cumulative distributions .............................    (54,378,529)    (54,378,529)
                                                             ------------    ------------

       Total Shareholders' Equity ........................      2,102,852       2,232,548
                                                             ------------    ------------

Total Liabilities and Shareholders' Equity ...............   $ 11,417,792    $ 11,519,469
                                                             ============    ============

   The accompanying notes are an integral part of these financial statements.



                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                   -----------


                                                      For the three months          For the nine months
                                                      ended September 30,           ended September 30,
                                                   --------------------------    -------------------------

                                                      1997            1996           1997           1996
                                                   -----------    -----------    -----------    ------------
REVENUES

     Rental revenues ...........................   $   613,118    $   583,776    $ 1,765,491    $   896,256
     Other property revenues ...................        21,679         29,135         64,751         46,277
     Interest income ...........................           939            399          1,903         92,302
     Other income ..............................          --             --             --          141,229
                                                   -----------    -----------    -----------    -----------
                                                       635,736        613,310      1,832,145      1,176,064
                                                   -----------    -----------    -----------    -----------

EXPENSES

     Property operating and maintenance ........       247,440        230,857        759,954        332,403
     Depreciation and amortization .............       108,436        100,945        323,839        141,845
     Amortization of deferred financing costs ..         7,726          9,751         27,231          9,751
     Interest expense ..........................       200,280        200,945        600,196        208,370
     General and administrative ................        90,479        146,905        250,540        734,547
     Investment advisor's fees .................          --             --             --          333,461
                                                   -----------    -----------    -----------    -----------
                                                       654,361        689,403      1,961,760      1,760,377
                                                   -----------    -----------    -----------    -----------

      Loss before loss on real estate
        investments ............................       (18,625)       (76,093)      (129,615)      (584,313)
                                                   -----------    -----------    -----------    -----------

LOSS ON REAL ESTATE INVESTMENTS

     Loss on real estate investments ...........          --             --             --          (26,800)
                                                   -----------    -----------    -----------    -----------

     Net Loss ..................................   $   (18,625)   $   (76,093)   $  (129,615)   $  (611,113)
                                                   ===========    ===========    ===========    ===========

EARNINGS PER SHARE

     Loss before loss on real estate investments   $     (0.02)   $     (0.07)   $     (0.12)   $     (0.54)
     Loss on real estate investments ...........          --             --             --            (0.03)
                                                   -----------    -----------    -----------    -----------

     Net loss ..................................   $     (0.02)   $     (0.07)   $     (0.12)   $     (0.57)
                                                   ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING ............     1,080,513      1,080,580      1,080,516      1,080,610
                                                   ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the year ended December 31, 1996 and the
                      nine months ended September 30, 1997
                                   (unaudited)
                                   -----------



                                              Shares of                                          Total
                                             beneficial     Cummulative      Cummulative     shareholders'
                                              interest       earnings       distributions       equity
                                          -------------    -------------   --------------  ---------------
BALANCE AT DECEMBER 31, 1995 ...........   $ 36,973,249    $ 38,689,392    $(54,378,529)   $ 21,284,112

Net Loss ...............................           --          (810,078)           --          (810,078)

Retirement of Shares ...................           (536)           --              --              (536)

Distributions to shareholders
     ($16.88 per share return of capital
     for federal income tax purposes) ..    (18,240,950)           --              --       (18,240,950)
                                           ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1996 ...........     18,731,763      37,879,314     (54,378,529)      2,232,548

Net Loss ...............................           --          (129,615)           --          (129,615)

Retirement of Shares ...................            (81)           --              --               (81)
                                           ------------    ------------    ------------    ------------

BALANCE AT SEPTEMBER 30, 1997 ..........   $ 18,731,682    $ 37,749,699    $(54,378,529)   $  2,102,852
                                           ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.



                                VININGS INVESTMENT PROPERTIES TRUST
                                         AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               -------------------------------------

                                                                  For the nine months
                                                                  ended September 30,
                                                             -----------------------------
                                                                  1997            1996
                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss .................................................   $   (129,615)   $   (611,113)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

        Depreciation and amortization ....................        323,839         141,845
        Amortization of deferred financing costs .........         27,231           9,751
        Loss on real estate investments ..................           --            26,800
        Changes in assets and liabilities:
          Cash escrows ...................................        (63,442)       (268,236)
          Receivables and other assets ...................        (20,540)        122,978
          Capitalized leasing costs ......................        (34,034)         (5,639)
          Accounts payable, accrued liabilities and ......         66,583        (177,003)
            due to affiliate .............................           --              --

        Total adjustments ................................        299,637        (149,504)
                                                             ------------    ------------

Net cash provided by (used in) operating activities ......        170,022        (760,617)
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of The Thicket Apartments .......................           --        (8,660,900)
The Thicket capital expenditures .........................        (82,250)         (5,347)
Peachtree capital expenditures ...........................        (25,892)         (9,077)
Sales proceeds from real estate investments ..............           --           673,200
                                                             ------------    ------------

Net cash used in investing activities ....................       (108,142)     (8,002,124)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from mortgage note payable and line of credit           --         8,960,104
Deferred financing costs .................................           --          (224,426)
Principal repayments on mortgage payable .................        (38,564)         (8,039)
Purchase of retired shares ...............................            (81)           (465)
Distributions to shareholders ............................           --       (18,240,950)
                                                             ------------    ------------

Net cash used in financing activities ....................        (38,645)     (9,513,776)
                                                             ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....         23,235     (18,276,517)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........        171,736      18,470,031
                                                             ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............   $    194,971    $    193,514
                                                             ============    ============

  The accompanying notes are an integral part of these financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (unaudited)
                                   -----------

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

         On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. Vinings is the sole general partner and a 98% limited partner in the Operating Partnership. Through its ownership of Vinings Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Trust, which is also a limited partner in the Operating Partnership, Vinings was a 100% economic owner of the Operating Partnership at September 30, 1997. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT.")

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

         On July 1, 1996,  Vinings  effected a 1-for-8 reverse share split
         (the "Share Split") of its 8,645,000 outstanding Shares. Pursuant to the Share Split, shareholders who tendered their Shares received one Share for every eight Shares owned. Vinings has purchased and continues to purchase any fractional Shares resulting from the Share Split at a cost of $5.50 per Share. As of September 30, 1997, a total of 113 fractional Shares had been repurchased and retired leaving 1,080,512 Shares outstanding. All share and per share data included in the accompanying financial statements and notes thereto have been restated to reflect the Share Split.

NOTE 2 - BASIS OF PRESENTATION

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

         Peachtree Business Center
         -------------------------

         The Trust acquired Peachtree through a deed-in-lieu of foreclosure on April 12, 1990. Peachtree was recorded at $1,700,000, its fair market value, which was less than the book value of Vinings' mortgage investment at the date of foreclosure. Subsequent to the acquisition, approximately $1,087,000 of improvements have been capitalized.

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

NOTE 6 - NOTES PAYABLE

         Mortgage Note Payable
         ---------------------

         At September 30, 1997, Vinings had a 9.04% mortgage note payable in the original principal amount of $7,392,000, which is secured by Thicket and which matures on July 1, 2003. Principal and interest are payable in monthly installments of $59,691. At September 30, 1997, the outstanding principal balance was $7,333,112. Scheduled maturities of the mortgage note payable as of September 30, 1997, are as follows:

                             1997                 $   13,443
                             1998                     56,909
                             1999                     62,272
                             2000                     68,140
                             2001                     74,562
                             Thereafter            7,057,786
                                                  ==========
                             Total                $7,333,112
                                                  ==========

         Line of Credit
         --------------

         Vinings renewed its one year line of credit in the amount of $2,000,000 on June 28, 1997, which bears interest at the bank's base rate which approximates prime. At September 30, 1997, the interest rate was 8.50% and the outstanding balance was $1,568,104. Interest is payable monthly with the entire principal balance due on June 28, 1998. The line of credit is secured by Peachtree.

NOTE 7 - RELATED PARTY TRANSACTIONS

         During 1996, Vinings entered into a management agreement with Vinings Properties, Inc. for property management services for Thicket for a fee equal to five percent of gross revenues plus a fee for data processing which, for the nine months ended September 30, 1997, totaled $69,300 and $11,430, respectively. Vinings Properties, Inc. is an affiliate of certain officers and trustees of the Trust.

         In addition, as a commitment to the rebuilding of the Trust, The Vinings Group, Inc., the parent corporation of Vinings Properties, Inc. (collectively, "The Vinings Group"), has provided numerous services relating to administration, acquisition, and capital and asset advisory services at little or no cost to the Trust. Vinings does not anticipate that these services will continue to be provided free of charge, and certain costs paid on Vinings' behalf have been reimbursed to The Vinings Group. Vinings has reimbursed The Vinings Group for investor relation services for the sole benefit of the Trust which totaled $33,750 for the nine months ended September 30, 1997. The officers of the Trust did not receive compensation from the Trust for their services through the third quarter of 1997.

         During   1997,   Vinings   paid  a  total  of  $21,000  to   Northshore
         Communications, Inc., a company affiliated with one of the Trustees, for the design and production of Vinings' 1996 annual report.

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

         Vinings received limited partner approval for the Windrush transaction and the assumption of the mortgage note is in the final stages of approval with the lender. In connection with Vinings' proposed acquisition of Windrush Apartments, MFI Realty, Inc., an entity affiliated with the officers and certain trustees of Vinings, will be paid a financial advisor fee of $75,550 upon the closing of the acquisition.

NOTE 8 - ADVISORY AGREEMENT

         Prior to the consummation of the Tender Offer, Vinings had engaged the Advisor to provide investment advisory services and act as the administrator of Trust operations. The agreement with the Advisor, which was terminated upon consummation of the Tender Offer, provided for the payment of administrative, asset management and other servicing fees to the Advisor for services rendered in administering the Trust's operations. The Advisor earned administrative, asset management, special services, and mortgage servicing fees aggregating $333,461, for the nine months ended September 30, 1996.

NOTE 9 - DISTRIBUTIONS

         Vinings paid cash dividends of $16,857,750 ($15.60 per share) and $1,383,200 ($1.28 per share) on February 2, 1996, and March 8, 1996, respectively. The entire $18,240,950 was a return of capital for federal income tax purposes.

NOTE 10 - LEASING ACTIVITY

         The following is a schedule of future minimum rents due under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of September 30, 1997, at Peachtree:

                             1997           $   146,421
                             1998               583,466
                             1999               540,930
                             2000               403,665
                             2001               318,864
                             Thereafter         132,860
                                           ============
                             Total          $ 2,126,206
                                           ============

         One tenant generated 59% of Peachtree's revenues for the nine months ended September 30, 1997. The same tenant accounts for 70% of the future minimum lease payments. While this tenant's lease does not expire until May 31, 2002, it contains a 90-day cancellation clause which management is currently negotiating to extend to one year.

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

NOTE 12 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         Based on interest rates and other pertinent information available to management as of September 30, 1997, Vinings estimates that the carrying value of cash and cash equivalents, the mortgage note payable, the line of credit, and other liabilities approximate their fair values when compared to instruments of similar type, terms and maturity.

         Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 1997. Although management is not aware of any factors that would significantly affect its estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 1997.

NOTE 13 - SUBSEQUENT EVENTS

         On July 14, 1997, the Operating Partnership entered into an agreement with Stratford Oaks Partnership, Ltd., a Florida limited partnership, to acquire Stratford Oaks Apartments ("Stratford"), a 165-unit apartment community in Sarasota, Florida. On October 30, 1997 Vinings announced that following its due diligence review it was not in the best interests of the Trust or its shareholders to go forward with the Stratford transaction.

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

On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. Vinings is the sole general partner and a 98% limited partner in the Operating Partnership. Through its ownership of Vinings Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Trust, which is also a limited partner in the Operating Partnership, Vinings was a 100% economic owner of the Operating Partnership at September 30, 1997. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT.")

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

On July 1, 1996, Vinings effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares. Pursuant to the Share Split, shareholders who tendered their Shares received one Share for every eight Shares owned. Vinings has purchased and continues to purchase any fractional Shares at a cost of $5.50 per Share. As of September 30, 1997, a total of 113 fractional Shares had been repurchased and retired leaving 1,080,512 Shares outstanding.

As a result of the Tender Offer, much of Management's efforts during 1996 were focused on Vinings' organizational structure and preparing the Trust strategically for future acquisitions. The Thicket Apartments ("Thicket"), a 254-unit apartment community in Atlanta, Georgia, was acquired on June 28, 1996. Currently, Vinings is under contract to acquire a 202-unit community in Atlanta, Georgia.

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


RESULTS OF OPERATIONS

Vinings' net loss for the three months and the nine months ended September 30, 1997 decreased $57,468 and $481,498, respectively from the same periods in 1996. Total revenues for the three months and nine months ended September 30, 1997 increased $22,426 and $656,081, respectively as compared to the same periods ended September 30, 1996. Total expenses decreased $35,042 for the three months and increased $201,383 for the nine months ended September 30, 1997 as compared to the same periods in the previous year.

Rental and Other property revenues increased $21,886, from $612,911 for the three months ended September 30,1996 to $634,797 for the same period in 1997, and $887,709 from $942,533 for the nine months ended September 30, 1996 to $1,830,242 for the same period in 1997. These increases are due to the income generated from Thicket which was not in Vinings' portfolio during the first and second quarters of 1996.

Interest income increased by $540 for the three months ended September 30, 1997 from the same period in 1996. However, for the nine months ended September 30, 1997 interest income decreased $90,399 as compared to 1996 due to the large cash balances earning interest at the beginning of 1996. Approximately $18.5 million was held in cash equivalents at January 1, 1996, of which $18.24 million was paid in dividends during February and March 1996. Cash balances at January 1, 1997 were substantially less.

Other income decreased by $141,229 for the nine months ended September 30, 1997. This decrease was due to the non-recurring proceeds from the termination of the receivership for the Hall Street Property received in February 1996.

Property operating and maintenance expense increased by $16,583 for the three months ended September 30, 1997 and $427,551 for the nine months ended September 30, 1997 as compared to the same periods in 1996. This increase was directly attributable to the acquisition of Thicket on June 28, 1996. Property operating and maintenance expense from Peachtree remained fairly constant.

Depreciation and amortization increased by $7,491 for the three months ended September 30, 1997 and $181,994 for the nine months ended September 30, 1997 as compared to the same periods in 1996. This increase is also attributable to the acquisition of Thicket. Depreciation and amortization from Peachtree remained fairly constant.

Amortization of deferred financing costs decreased $2,025 for the three months ended September 30, 1997 as loan costs associated with the line of credit were fully amortized at June 30, 1997. Deferred financing costs increased $17,480 for the nine months ended September 30, 1997 which was all related to the financing of Thicket. Interest expense remained constant for the three months ended September 30, 1997 as compared to the same period in 1996. However, for the nine months ended September 30, 1997, interest increased by $391,826 which is all related to the mortgage payable and the line of credit, both incurred in connection with the acquisition of Thicket.

General and administrative expense decreased $56,426 for the three months and $484,007 for the nine months ended September 30, 1997. These expenses include legal, accounting and other professional fees, directors' and officers' insurance, shareholder expenses, trustee fees and expenses, annual reporting costs and other miscellaneous general and administrative expenses. The decrease from 1996 to 1997 was mostly attributable to the following: a decrease in legal and professional fees of $39,427 for the three months and $374,808 for the nine months; an increase in trustee fees and expenses of $6,310 for the three months and a decrease of $33,298 for the nine months; a decrease in proxy and annual reporting costs of $15,648 for the three months and $46,163 for the nine months; a decrease in filing fees and state franchise tax of $4,002 for the three months and $28,211 for the nine months; and a decrease in directors' & officers' insurance of $20,777 for the three months and $42,250 for the nine months. These decreases were offset by increases in travel and abandoned project costs of $16,891 for the three months and $20,571 for the nine months ended September 30, 1997 and by an increase in shareholder and investor relations expense of $19,062 for the nine months ended September 30, 1997. All of these costs and savings were a direct result of the Tender Offer occurring in the first quarter of 1996 and the subsequent change in Vinings' focus to the expansion into the multifamily property markets.

There have been no investment advisor's fees paid during 1997 as compared to $333,461 for the nine months ended September 30, 1996. During the first quarter of 1996, the prior Advisor was paid various fees for asset management, asset liquidation and the successful completion of the Tender Offer. Since the consummation of the Tender Offer, Vinings has not incurred investment advisor's fees.


LIQUIDITY AND CAPITAL RESOURCES

Operating activities of Vinings provided net cash of $170,022 for the nine months ended September 30, 1997 as compared to net cash used in operating activities of $760,617 for the same period in 1996. This is due to the fact that Vinings' previous management was in the process of liquidating the Trust's assets and Peachtree was the only revenue producing asset held during the first quarter of 1996. In addition, the Tender Offer occurred during the first quarter of 1996 from which Vinings incurred a number of nonrecurring expenses. With the acquisition of Thicket on June 28, 1996, Vinings has begun to increase its operating cash flow, reflecting nine months of operations during 1997 as compared to three months during 1996.

Vinings used cash in investing activities for the nine months ended September 30, 1997 by incurring $82,250 in capital expenditures with respect to Thicket and $25,892 with respect to Peachtree as compared to $5,347 in capital expenditures with respect to Thicket and $9,077 with respect to Peachtree for the same period in 1996. In addition, for the nine months ended September 30, 1996, $673,200 in sale proceeds was generated from the liquidating sale of the Hawthorne Note on January 3, 1996 and $8,660,900 was used to purchase Thicket on June 28, 1996.

The cash used to purchase Thicket was generated from net proceeds provided by the Thicket mortgage note payable and line of credit totaling $8,960,104 for the nine months ended September 30, 1996. These proceeds also provided cash to fund $224,426 in deferred financing costs for the nine months ended September 30, 1996. Net cash was used in financing activities for the third quarter of 1997 to make principal repayments of $38,564 on the Thicket mortgage note payable and was used to retire Shares of the Trust. Distributions to shareholders in the first quarter of 1996 totaled $18,240,950 as a result of the liquidation of investments. No distributions to shareholders have been made during the nine months ended September 30, 1997.

Total net cash increased by $23,235 for the nine months ended September 30, 1997 as compared to net cash used of $18,276,517 for the same period in 1996.

The cash held by Vinings plus the cash flow from Peachtree and Thicket are expected to provide sources of liquidity to meet Vinings' current operating obligations. Vinings also has a secured line of credit totaling $2,000,000, which bears interest at the bank's base rate which approximates prime. At September 30, 1997 the interest rate was 8.5% and the outstanding balance was $1,568,104. The remaining balance of $431,896 may be drawn for working capital needs or for acquisition funding. The line of credit, which was originally due June 1997, was renewed and now expires on June 28, 1998. In addition, management intends to seek new capital sources, both public and private, as well as explore financing alternatives so as to allow Vinings to expand and grow its income producing investments.


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

                                     PART II

                                OTHER INFORMATION
                                -----------------


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)      Exhibits

                  27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the nine months ended September 30, 1997.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Vinings Investment Properties Trust



                                             By: /s/ Stephanie A. Reed
                                             ------------------------
                                                 Stephanie A. Reed
                                                 Vice President and Treasurer


Dated:   October 14, 1997