Form 10-K
period 1997-12-31
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 1998-03-31
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ending December 31, 1997     Commission file number 0-13693


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
             (Exact name of registrant as specified in its charter)

         Massachusetts                                            13-6850434
------------------------------------------------           -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

3111 Paces Mill Road, Suite A-200, Atlanta, GA                      30339
------------------------------------------------            -----------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:            (770) 984-9500
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

       Yes   X                                        No _____
            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
             ---
Based on the average bid and asking price on March 16, 1998, the aggregate market value of the Registrant's shares held by non-affiliates of the Registrant was $2,291,302.

The number of shares outstanding as of March 16, 1998 was 1,080,508.

                       DOCUMENTS INCORPORATED BY REFERENCE

                 Portions of the Trust's Proxy Statement relating
                          to its 1998 Annual Meeting of
              Shareholders are incorporated by reference into Part III

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                               INDEX TO FORM 10-K

PART I.................................................................3
    ITEM 1 - Business..................................................3
    ITEM 2 - Properties................................................7
    ITEM 3 - Legal Proceedings.........................................8
    ITEM 4 - Submission of Matters to a Vote of Shareholders...........8

PART II................................................................9
    ITEM 5 - Market for Registrant's Shares of Beneficial Interest.....9
    ITEM 6 - Selected Financial Information...........................11
    ITEM 7 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............12
    ITEM 8 - Financial Statements and Supplementary Data..............18
    ITEM 9 - Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...............18

PART III..............................................................19
    ITEM 10 - Directors and Executive Officers of the Registrant......19
    ITEM 11 - Executive Compensation..................................19
    ITEM 12 - Security Ownership of Certain Beneficial Owners
                      and Management..................................19
    ITEM 13 - Certain Relationships and Related Transactions..........19

PART IV...............................................................20
    ITEM 14 - Exhibits, Financial Statements and  Schedule and
                      Reports on Form 8-K.............................21

Signatures ...........................................................22

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

                                     PART I

ITEM 1 - BUSINESS

General Development of Business
-------------------------------

Vinings Investment Properties Trust, a Massachusetts business trust (the "Trust") (formerly known as Mellon Participating Mortgage Trust, Commercial Properties Series 85/10), was organized on December 7, 1984 as a twenty year finite-life real estate investment trust ("REIT"). Its original purpose was to invest in participating, shared appreciation, convertible and fixed rate mortgages and joint venture financing secured by office, industrial and retail facilities located throughout the United States. The Declaration of Trust provided, among other things, that the Trustees would use their best efforts to terminate the Trust within approximately ten years, provided, however, that the Trustees would have the absolute discretion to determine in good faith such termination date as would be in the best interests of the shareholders of the Trust. As provided in the Declaration of Trust, the Trustees proceeded with the orderly liquidation of assets and distribution of proceeds to the shareholders. As of December 31, 1995 all of the assets to be liquidated had been sold except the Hawthorne Note, as hereinafter defined, which was sold on January 3, 1996.

In connection with the liquidation, per share final distributions of $15.60 and $1.28 (adjusted for the Share Split, as hereinafter defined) were paid on February 2, 1996 and March 8, 1996, respectively. The remaining assets of the Trust were Peachtree Business Center ("Peachtree") and approximately $163,000 in cash.

On January 31, 1996, Vinings Investment Properties, Inc. (the "Purchaser") commenced a cash tender offer (the "Tender Offer") for a minimum of a majority and a maximum of 85% of the outstanding shares of beneficial interest without par value (the "Shares"), of the Trust at a price of $0.47 per Share ($3.76 adjusted for the Share Split, as hereinafter defined). The Tender Offer expired in accordance with its terms at midnight on February 28, 1996. The Purchaser accepted an aggregate of 6,337,279 Shares (792,159 Shares adjusted for the Share Split, as hereinafter defined) validly tendered pursuant to the Tender Offer, representing approximately 73.3% of the outstanding Shares.

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

On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. The Trust is the sole general partner and an 80.67% limited partner in the Operating Partnership at December 31, 1997. During the fourth quarter of the fiscal year ended
December 31, 1997 ("fiscal 1997"), 242,546 limited partnership units in the Operating Partnership ("Units") were issued, of which 224,330 Units were in connection with the acquisition of Windrush, as defined below. The Units are redeemable by their holders for Shares of the Trust on a one-for-one basis or for cash, at the option of the Trust. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT").

On July 1, 1996, the Trust effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares pursuant to which shareholders of the Trust received one Share for every eight Shares owned. The Trust has purchased and continues to purchase any fractional Shares at a cost of $5.50 per Share. As of December 31, 1997, fractional Shares totaling 113 had been repurchased and retired leaving 1,080,512 Shares outstanding.

At December 31, 1997, approximately ninety three percent (93%) of the Trust's total assets were invested in three real estate assets. They were (1) The Thicket Apartments ("Thicket"), a 254-unit apartment complex located in Atlanta, Georgia, owned through Thicket Apartments, L.P., a Delaware limited partnership, of which the Operating Partnership is a 99% limited partner and Thicket Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Trust, is the sole general partner; (2) Windrush Apartments ("Windrush"), a 202-unit apartment community located in Atlanta, Georgia, owned through Vinings Communities, L.P., a Delaware limited partnership of which the Operating Partnership is a 99% limited partner and the Trust is the sole general partner and; and (3) Peachtree, an approximately 75,000 square foot, single-story business park located in Atlanta, Georgia, owned by the Operating Partnership.

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

The Trust's executive offices are located at 3111 Paces Mill Road, Suite A-200, Atlanta, Georgia 30339, (770) 984-9500.


Financial Information About Industry Segments
---------------------------------------------

The Trust's operations and identifiable long-term assets have been attributed to the real estate industry for the entirety of its existence. While investments prior to the Tender Offer were primarily mortgage loans, currently the assets of the Trust are equity investments. Management plans to continue making equity investments in the multifamily real estate markets.


Narrative Description of Business
---------------------------------

The primary objective of the Trust is to continue to expand into the multifamily real estate markets through the acquisition of garden style apartment communities, which are leased to middle-income residents. The middle-income resident is a more stable and broader based market, often referred to as "the renter by necessity." Management believes that middle market properties provide greater potential for appreciation through increased revenues and cash flows than the more expensive high-end apartment communities, which cater to the "renter by choice."

Management believes that these investments will provide attractive sources of income to the Trust, which will not only provide cash available for future distributions, but will increase the value of the Trust's real estate portfolio as well.

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

The Trust currently anticipates that these acquisitions will include certain properties within the existing multifamily property portfolios of entities affiliated with management of the Trust which meet certain criteria, as well as properties acquired from unaffiliated third parties. These properties may be acquired either for cash, through debt financing, in exchange for Shares of the Trust or Units or any combination thereof. In addition, the Trust believes it can raise capital through private offerings for specific acquisitions.

Competition
-----------

The Trust competes with a number of housing alternatives for its residents including other multifamily communities and single family homes available for rent as well as purchase. This competition could have an affect not only on the properties' ability to lease rental units but also on the rents charged. The Trust also competes with other investors for potential acquisitions, some of which may have greater resources with which to purchase projects that the Trust may be interested in acquiring.


Advisory and Property Management Services
-----------------------------------------

Through February 28, 1996, the Trust's day-to-day operations were managed by the Advisor. See Note 8 to the Trust's December 31, 1997 Consolidated Financial Statements, which provides additional information regarding the advisory agreement. After the consummation of the Tender Offer, the Trust terminated the services of the Advisor and became self-administered. The Trust has entered into management agreements with Vinings Properties, Inc. for property management services for Thicket and Windrush for a fee equal to five percent of gross revenues. Vinings Properties, Inc. is an affiliate of certain officers and trustees of the Trust. In addition, as a commitment to the rebuilding of the Trust, The Vinings Group, Inc., the parent corporation of Vinings Properties, Inc., (collectively, "Vinings") provided numerous services to the Trust during fiscal 1997 relating to administration, acquisition, and capital and asset advisory services at little or no cost to the Trust. The Trust does not anticipate that these services will continue to be provided free of charge. However, while the Trust has been in its rebuilding stages, the officers and trustees have been committed to providing as many services as possible to promote the Trust's growth. Peachtree is managed by a third-party property management firm not affiliated with management.


Employees
---------

At December 31, 1997, Thicket and Windrush had 10 employees who performed on-site property management services for the communities and were paid with funds generated from Thicket and Windrush. In addition, the Trust paid a total of $45,000 to Vinings for shareholder services performed exclusively for the Trust by one of its employees. None of the officers of the Trust received compensation from the Trust for their services.


Environmental Policy
--------------------

Investments in real property create a potential for environmental liability on the part of the Trust. Owners of real property may be held liable for all costs and liabilities relating to hazardous substances present on or emanating from their properties. Current management, as did the previous Advisor, assesses on an as needed basis, measures that may need to be been taken to comply with environmental laws and regulations. In the event that there is a potential of environmental responsibility, the costs to comply with environmental laws and regulations would be estimated at that time. At December 31, 1997, the Trust was not aware of any potential environmental contamination relating to investments in its portfolio.


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


ITEM 2 - PROPERTIES

As of December 31, 1997, all of the Trust's investments were equity investments in real estate. While the Trust still owns Peachtree, a single-story business park, it intends to continue investing only in multifamily communities. The Trust's real estate investments are summarized below by property:

                                Amount of           Investment       Occupancy
                                Investment          Percentage      at 12/31/97
                                ----------         ------------     -----------
The Thicket Apartments        $ 8,308,773               46%              99%
Windrush Apartments             7,555,000               42%              93%
Peachtree Business Center       2,262,908               12%             100%
                             ============          ===========
Totals                        $18,126,681              100%
                             ============          ===========


The above investment amounts are net of accumulated depreciation. The Trust incorporates herein by reference the description of owned real property on
Schedule III and the notes thereto. This schedule is made part of the Trust's December 31, 1997 Consolidated Financial Statements.


ITEM 3 - LEGAL PROCEEDINGS

In August 1997, the Trust, through the Operating Partnership, began contract negotiations for the acquisition of a 2,365-unit portfolio of 16 multifamily properties. The sellers, which were 16 individual partnerships (the "Sellers"), were to contribute the properties to the Operating Partnership in exchange for a combination of Units and/or cash and the assumption of existing mortgage indebtedness (the "Portfolio Transaction"). The officers of the Trust spent substantial amounts of time and the Trust spent substantial amounts of money in its due diligence on the properties and in contract negotiations specifically for this portfolio. The Trust believes that it secured a binding commitment from the Sellers for the Portfolio Transaction. Conditional commitments for equity financing were obtained and the Trust was prepared to close on the transaction in early 1998. Within thirty days of closing, the general partner of the Sellers terminated the contract for reasons the Trust believes to be pretextual, in breach of the contract and not in the best interests of the partners of the selling partnerships or the shareholders of the Trust.

On February 3, 1998, the Trust commenced an action against the Sellers, their general partners and a related property management company seeking specific enforcement of the contract and damages for the defendant's willful breach of contract, lack of good faith negotiation and tortious interference in connection with the breach and termination of the contract. In a related case, the Sellers filed an action on January 29, 1998 seeking a declaratory judgement that the contract is not valid, binding and enforceable against them. The Trust is vigorously pursuing its claim. However, there can be no assurances that the Trust will prevail in its action or recover any damages.

None of the Trust's properties are presently subject to any material litigation nor, to the Trust's knowledge, is any material litigation threatened against the Trust or any of its properties, other than the above complaint and routine actions or claims and administrative proceedings arising in the ordinary course of business. Some of these claims are expected to be covered by insurance and all of which collectively are not expected to have a material adverse effect on the business, the financial condition, or the results of operations of the Trust.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of the Trust's shareholders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SHARES OF BENEFICIAL INTEREST

Stock Quotation
---------------

The Trust's Shares are currently traded on the Nasdaq SmallCap Market under the symbol "VIPIS".


Market Information
------------------

On July 1, 1996, the Trust effected a 1-for-8 reverse Share Split of its 8,645,000 outstanding Shares. Shareholders tendered their Shares and received one Share for every eight Shares owned. The Trust has purchased and continues to purchase any fractional Shares at a cost of $5.50 per share. As of December 31, 1997, fractional Shares totaling 113 had been repurchased and retired leaving 1,080,512 Shares outstanding. All Share prices and dividends have been restated to reflect the Share Split. The high and low sales prices for each quarterly period during fiscal 1997 and the fiscal year ended December 31, 1996 ("fiscal 1996"), which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions, are as follows:

                        ---------------------     ---------------------
                                1997                      1996

                        ---------------------     ---------------------

QUARTER ENDED                HIGH        LOW          HIGH       LOW
-------------                ----        ---          ----       ---
March 31                     4 5/8       4 3/8        22         3
June 30                      4 7/8       4 3/8         6 1/2     3
September 30                 4 7/8       4             6         4
December 31                  5 1/4       3 3/4         5         4 3/8


Dividends
---------

The Trust's dividend policy up to the consummation of the Tender Offer was to distribute all liquidating proceeds. These dividends were 100% return of capital in fiscal 1996 (as summarized below) which historically had an effect on the Trust's Share price. The effect of dividend distributions reduced the book value of the Trust, and therefore, reduced the market price for the Shares, especially with regard to the final liquidating dividends paid in the first quarter of fiscal 1996. For fiscal 1997 the Trust did not pay or declare cash distributions. On March 16, 1998, the closing sales price for the Trust's Shares, as reported on the Nasdaq SmallCap Market, was $4.25.

The Trust has paid quarterly cash distributions to shareholders sufficient to enable the Trust to qualify as a REIT. For fiscal 1996 the Trust declared cash distributions per Share in accordance with generally accepted accounting principles (adjusted for the Share Split) as shown below. For a discussion of the federal income tax consequences of these distributions, refer to Note 10 of the Trust's December 31, 1997 Consolidated Financial Statements.

  ------------------------------------
                1996
  ------------------------------------
  Payment Date           Distributions


  February 2, 1996         $15.60
  March 8, 1996              1.28
                          ---------
      Total                $16.88
                          =========

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


Holders
-------

The Trust had 745 holders of record of its Shares as of March 16, 1998.

ITEM 6 - SELECTED FINANCIAL INFORMATION
---------------------------------------

The following table sets forth selected financial information for the Trust and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as the Trust's December 31, 1997, Consolidated Financial Statements which are made part of this report. All share and per share information have been restated to reflect the Share Split.


                                                                   For the year ended December 31,
                                            -------------------------------------------------------------------------------
                                                1997             1996            1995            1994             1993
                                            --------------   -------------   --------------  --------------   -------------

Revenues                                      $ 2,478,824     $ 1,796,917      $ 3,244,908     $ 4,159,170     $ 6,668,425
Expenses                                        3,146,005       2,580,195        1,779,475       2,477,923       2,163,286
                                            --------------   -------------   --------------  --------------   -------------
Income (loss) before loss on
  real estate investments                        (667,181)       (783,278)       1,465,433       1,681,247       4,505,139
Loss on real estate investments                         -         (26,800)        (886,887)       (816,307)     (1,325,000)
                                            --------------   -------------   --------------  --------------   -------------
Net income (loss) before minority interest       (667,181)       (810,078)         578,546         864,940       3,180,139

Minority interest                                  (5,464)              -                -               -               -
                                            --------------   -------------   --------------  --------------   -------------

Net income (loss)                              $ (661,717)     $ (810,078)       $ 578,546       $ 864,940     $ 3,180,139
                                            ==============   =============   ==============  ==============   =============

Net income (loss) per share - basic
and diluted                                       $ (0.61)        $ (0.75)          $ 0.54          $ 0.80          $ 2.94
                                            ==============   =============   ==============  ==============   =============


Weighted average shares outstanding-basic       1,080,513       1,080,528        1,080,625       1,080,625       1,080,625
                                            ==============   =============   ==============  ==============   =============

Weighted average shares outstanding-diluted     1,089,435       1,080,528        1,080,625       1,080,625       1,080,625
                                            ==============   =============   ==============  ==============   =============

Dividends declared and paid:
Ordinary income                                    $ -            $  -             $  -            $  0.08          $ 4.08
Return of capital                                    -              16.88            12.24           24.64            -
                                            --------------   -------------   --------------  --------------   -------------
Total dividends declared and paid                  $ -            $ 16.88          $ 12.24         $ 24.72          $ 4.08
                                            ==============   =============   ==============  ==============   =============

Total assets                                 $ 18,989,558    $ 11,519,469     $ 21,878,357    $ 34,348,242    $ 60,514,634
                                            ==============   =============   ==============  ==============   =============

Shareholders' equity                         $  2,268,803     $ 2,232,548     $ 21,284,112    $ 33,932,908    $ 59,781,018
                                            ==============   =============   ==============  ==============   =============


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The Trust was organized on December 7, 1984 as a twenty year finite-life REIT whose original purpose was to invest in participating, shared appreciation, convertible and fixed rate mortgages and joint venture financing secured by office, industrial and retail facilities located throughout the United States. The Declaration of Trust provided, among other things, that the Trustees would use their best efforts to terminate the Trust within approximately ten years. The Trustees proceeded with the orderly liquidation of assets and the distribution of proceeds to the shareholders. As of December 31, 1995, all of the assets to be liquidated had been sold except the Hawthorne Note, as hereinafter defined, which was sold on January 3, 1996. The remaining assets of the Trust were Peachtree Business Center, a 75,000 square foot business park located in Atlanta, Georgia ("Peachtree") and approximately $163,000 in cash.

On January 31, 1996, Vinings Investment Properties, Inc. (the "Purchaser") commenced a cash tender offer (the "Tender Offer") for a minimum of a majority and a maximum of 85% of the outstanding shares of beneficial interest, without par value (the "Shares"), of the Trust. The Tender Offer expired in accordance with its terms at midnight on February 28, 1996, and the Purchaser accepted approximately 73.3% of the outstanding Shares. In connection with the consummation of the Tender Offer, all of the trustees and officers of the Trust ("Prior Management") resigned and were replaced with designees of the Purchaser ("Management"). In addition, the Trust was an externally advised REIT for which it paid advisory fees to an unrelated third party (the "Advisor"). Upon consummation of the Tender Offer, the relationship with the Advisor was terminated and the Trust became self-administered.

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

On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. At December 31, 1997, the Trust is the sole general partner and an 80.67% limited partner in the Operating Partnership. During the fourth quarter of fiscal year end December 31, 1997 ("fiscal 1997"), a total of 242,546 limited partnership units in the Operating Partnership ("Units") were issued, of which 224,330 Units were in connection with the acquisition of Windrush, as defined below. The Units are redeemable for Shares of the Trust on a one-for-one basis or for cash, at the option of the Trust. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT").

On July 1, 1996, the Trust effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares. Shareholders tendered their Shares and received one Share for every eight Shares owned. The Trust has purchased and continues to purchase any fractional Shares at a cost of $5.50 per share. As of December 31, 1997, fractional Shares totaling 113 had been repurchased and retired leaving 1,080,512 Shares outstanding.

Much of Management's efforts during fiscal 1997 were focused on the acquisition of Windrush Apartments, a 202-unit apartment community located in Atlanta, Georgia ("Windrush"), the Trust's first UPREIT transaction in exchange for Units, as well as negotiating for a 2,365-unit portfolio transaction, the contract for which was terminated by the Seller thirty days prior to closing (the "Portfolio Transaction"). (See Item 3-Legal Proceedings and Note 9 to the Trust's December 31, 1997 Consolidated Financial Statements). At December 31, 1997, the Trust's real estate assets were The Thicket Apartments, a 254-unit apartment community located in Atlanta, Georgia ("Thicket"), Windrush and Peachtree, which were 100%, 93% and 100% leased, respectively.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements of the Trust and the notes thereto.


Results of Operations
---------------------

Because it was the original intent of the Trust to liquidate and terminate after approximately ten years, the net income, as well as the asset value, of the Trust decreased during the liquidating years of fiscal year ended December 31, 1995 ("fiscal") and fiscal year ended December 31, 1996 ("fiscal") and have begun to increase in fiscal 1997 with the Tender Offer and Management's redirection and rebuilding of the Trust. Revenues decreased from fiscal 1995 to fiscal 1996 as a result of the liquidation of the Trust's assets and increased from fiscal 1996 to fiscal 1997 with continued growth as the Trust pursued its expansion strategy. Operating expenses, however, increased substantially in fiscal 1996 due to a number of non-recurring costs associated with the Tender Offer and the structural reorganization of the Trust and increased again in fiscal 1997 as a result of the costs incurred in connection with the Portfolio Transaction. In addition, the nature of the operating expenses has shifted from administrative expenses and advisory fees to property operating expenses and mortgage interest expense connected with the Trust's income producing assets.

All of the gains (losses) on real estate investments since fiscal 1995 were the result of prior management's liquidation of the Trust's investments.

As a result of the liquidation of assets, change in management, and the redirection of the Trust's business objectives, substantially all of the income producing assets held in fiscal 1995 are no longer held by the Trust, with the exception of Peachtree.


Comparison of Operating Results of 1997 to Operating Results of 1996
--------------------------------------------------------------------

Total revenues increased $681,907, or 38%, from $1,796,917 to $2,478,824 due to the fact that the Trust had begun to pursue its growth and expansion strategy.

Rental and other property revenues increased $924,263, or 60%, from $1,552,483 to $2,476,746 due primarily to the revenues generated in connection with the Trust's ownership of Thicket for an entire year during fiscal 1997 as compared to six months during fiscal 1996. Revenues from Peachtree remained fairly constant. Immaterial amounts of revenue were generated for the twelve days Windrush was owned during fiscal 1997.

Interest income decreased by $90,579, or 98%, from $92,657 to $2,078. In fiscal 1996, interest income was generated from cash investments primarily in the first two months of the year, prior to the payment of liquidating dividends. Since that time there have been relatively small cash balances.

Property operating and maintenance expense increased $406,496, or 69%, from $586,430 to $992,926, primarily to the expenses generated in connection with the Trust's ownership of Thicket for an entire year during fiscal 1997 as compared to six months during fiscal 1996.

Depreciation increased $182,036, or 76%, from $240,357 to $422,393. Depreciation on Thicket increased $185,165 due to the Trust's ownership of Thicket for an entire year during fiscal 1997 as compared to six months during fiscal 1996 as well as additional depreciation on improvements made during fiscal 1997. Depreciation on Peachtree decreased slightly.

Interest expense increased $407,832, or 100% from $408,719 to $816,551 due to the Trust's ownership of Thicket for an entire year during fiscal 1997 as compared to six months during fiscal 1996.

General and administrative expense decreased $651,598 or 66%, from $987,973 to $336,375. The majority of the decrease relates to costs associated with the Tender Offer and structural reorganization of the Trust during 1996 that did not recur during fiscal 1997. The following expense categories included in general and administrative decreased from fiscal 1996 to fiscal 1997: professional fees by $398,733, directors' and officers' insurance by $176,768, trustee expense by $31,312, annual report and proxy costs by $27,361 and filing fees by $17,425.

There were no investment advisor's fees incurred during fiscal 1997. All of the advisor's fees during fiscal 1996 were incurred during January and February as the services of the Advisor were terminated at the consummation of the Tender Offer.

The unusual item of $532,185 included in operating expenses during fiscal 1997 relates to costs incurred in connection with the Portfolio Transaction. These expenses include due diligence costs such as environmental and engineering reports, independent financial analysis, investor appraisal costs and legal contract negotiations.
(See Note 9 to the Trust's December 31, 1997 Consolidated Financial Statements).

There were no gains or losses on real estate investments during fiscal 1997. The loss on real estate investment of $26,800 in fiscal 1996 represents commissions and fees on the sale of the Hawthorne Note, as hereinafter defined.

The Trust incurred a net loss before minority interest of $667,181 for fiscal 1997 as compared to $810,078 for fiscal 1996, representing a decrease of $142,897, even with the unusual item described above. Had the Trust not incurred the unusual item associated with the Portfolio Transaction, the net loss before minority interest for fiscal 1997 would have been $134,996. The minority interest of $5,464 represents the allocation of losses for the short period in December 1997 during which Units in the Operating Partnership were held.


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

Interest income decreased by $798,842, or 90%, from $891,499 to $92,657. One of the Trust's major sources of revenues prior to fiscal 1996 was its investment in mortgage loan receivables. Interest earned on these investments generated the Trust's interest income in fiscal 1995. In fiscal 1996, interest income was generated from cash investments primarily in the first two months of the year, prior to the payment of liquidating dividends.

Property operating and maintenance expense increased $295,882, or 102%, from $290,548 to $586,430, also as a result of the acquisition of Thicket.

Depreciation and amortization decreased $116,903, or 32%, from $361,013 to $244,110. There was no depreciation generated from the Pier I Interest in fiscal 1996, as compared to $277,601 in fiscal 1995. The Thicket generated depreciation of $162,965 for the six months held in fiscal 1996. Depreciation and amortization on Peachtree increased slightly.

The Trust incurred a mortgage note payable and established a line of credit during 1996, both associated with the acquisition of Thicket. (See Note 6 to the Trust's December 31, 1997 Consolidated Financial Statements). In connection with these liabilities, the Trust incurred financing costs, which are being amortized over the lives of the obligations, and interest expense associated with the notes. These amounts totaled $19,502 and $408,719, respectively.

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

Investment advisor's fees decreased $28,107, or 8%, from $361,568 to $333,461. All of the advisor's fees were incurred during January and February 1996 as the services of the Advisor were terminated at the consummation of the Tender Offer.

The loss on real estate investment of $26,800 represents commissions and fees on the sale of the Hawthorne Note as hereinafter defined. The Hawthorne Research and Development Complex was sold on March 30, 1995 for $5,095,000 of which $3,500,000 was paid at closing. A note for the balance of $1,595,000 (the "Hawthorne Note") was received by the Trust. The Trust realized a net gain on this sale of $152,825. On January 3, 1996, the Hawthorne Note was sold for $700,000. As of December 31, 1995, an allowance to reduce the note receivable to fair market value of $895,000 was recognized on the Hawthorne Note.

The Trust incurred a net loss of $810,078 for 1996 as compared to net income of $578,546 for 1995, representing a decrease of $1,388,624. This decrease was the direct result of the Trust's liquidation of its assets and the consummation of the subsequent Tender Offer.


Liquidity and Capital Resources
-------------------------------

Operating activities provided net cash of $152,536 for fiscal 1997 as compared to net cash used in operating activities of $704,965 for fiscal 1996, which was the result of the liquidating and restructuring of the Trust during fiscal 1996.

As a result of the Tender Offer and the implementation of Management's growth and expansion strategy, cash flows from investing and financing activities have changed dramatically from fiscal years 1995 to 1996 to 1997. During fiscal 1995, cash provided by investing activities was the result of the Trust's liquidation of investments. In fiscal 1996, $673,200 was generated from the sale of investments and approximately $8,700,000 was invested in Thicket. While Windrush was acquired during fiscal 1997, it was not acquired with cash but through the assumption of debt, escrow accounts and the issuance of Units. Approximately $3,800 in cash was spent in connection with the Windrush acquisition and approximately $135,000 was used to make improvements to Thicket and Peachtree.

Cash flows used in financing activities were comprised of (1) distributions to shareholders, and (2) debt incurred. Distributions to shareholders have decreased from $13,277,342 during fiscal 1995, to $9,526,133 during fiscal 1996, with no distributions during fiscal 1997. All distributions were the result of final liquidating dividends paid to shareholders. During fiscal 1996, the Trust received net proceeds of $7,392,000 from a mortgage note payable, in addition to $1,568,104 in proceeds from a secured line of credit, all of which were used in the acquisition of Thicket. During fiscal 1997, an additional $150,000 was drawn from the line of credit. A mortgage note in the amount of $6,464,898, was assumed in connection with the acquisition of Windrush and is not considered a cash transaction.

Many of the costs associated with the liquidation of Trust's assets and the subsequent Tender Offer and organizational restructuring that were incurred during fiscal 1996, have not continued into fiscal 1997. The cash held by the Trust at December 31, 1997, plus the cash flow from the Trust's assets, is expected to provide sources of liquidity to allow the Trust to meet all current operating obligations. In addition, the remaining balance of $281,896 on the Trust's $2,000,000 line of credit may be drawn for working capital needs or acquisition funding. It is anticipated that the line of credit, which is due in June 1998, will be renewed, refinanced or repaid through the issuance of new equity. (For additional information regarding the line of credit see Note 6 to the Trust's December 31, 1997 Consolidated Financial Statements). Management intends to continue ongoing discussions with capital sources, both public and private, as well as explore financing alternatives, so as to allow the Trust to expand and grow its income producing investments. (See "Growth and Expansion Strategy".)



Recent Accounting Pronouncements
--------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which supersedes the authoritative literature and related interpretations for earnings per share under Accounting Principles Board Opinion No. 15. Effective for the quarter and year ended December 31, 1997, the Trust computes net income (loss) per share under the provisions of SFAS No. 128. As prescribed by SFAS No. 128, all prior period net income (loss) per share data has been restated to conform with the provisions of SFAS No. 128. Under SFAS No. 128, basic net income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed to reflect the potential dilution of all instruments or securities which are convertible into common shares of the Trust. Previously reported net income
(loss) per share under prior accounting standards was equal to basic and diluted net income (loss) per share under SFAS no. 128.


Impact of Inflation
-------------------

Substantially all of the residential leases at Thicket and Windrush are for periods of one year or less which will enable the Trust to seek increased rents upon renewal of existing leases or upon commencement of new leases. Although there can be no assurance that rental increases may be obtained, the short term nature of these leases generally serves to reduce the risk to the Trust of the adverse effects of inflation.

Substantially all of the tenant leases at Peachtree have remaining terms of five years or less and contain clauses which require the tenants to pay their prorated share of operating expenses, including common area maintenance, real estate taxes, and insurance. This serves to reduce the risk of increased costs and operating expenses resulting from inflation. In addition, the Trust may seek increased base rents upon renewal of existing leases or upon commencement of new leases in order to offset any adverse effects of inflation. However, there can be no assurance that rental increases may be obtained.


Other Matters
-------------

The Trust is currently assessing the potential impact of the year 2000 on the processing of date sensitive information. The year 2000 issue is the result of many computer programs recognizing a date ending with "00" as the year 1900 rather than the year 2000, causing potential system failures or miscalculations which could result in disruptions of normal business operations. However, year 2000 computer issues are not expected to have a material adverse impact on the Trust's financial position, results of operations or cash flows in future periods. The Trust's software systems are either currently year 2000 compliant or will be compliant well in advance of January 1, 2000.

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

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Trustees and Executive Officers of the Registrant required by Item 10 shall be included in the Proxy Statement to be filed relating to the 1998 Annual Meeting of the Registrant's shareholders and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

The information concerning the Trustees and Executive Officers of the Registrant required by Item 11 shall be included in the Proxy Statement to be filed relating to the 1998 Annual Meeting of the Registrant's shareholders and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in the Proxy Statement to be filed relating to the 1998 Annual Meeting of the Registrant's shareholders and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning Certain Relationships and Related Transactions required by Item 13 shall be included in the Proxy Statement to be filed relating to the 1998 Annual Meeting of the Registrant's shareholders and is incorporated herein by reference.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND
          REPORTS ON FORM 8-K

  14(A) (1) AND (2) INDEX TO CONSOLIDATED FINANCIAL
  STATEMENTS AND SCHEDULE                                                   Page
                                                                            ----

Report of Independent Public Accountants--As of December 31, 1997
and 1996 and for the years then ended                                        24

Report of Independent Auditors--For the year ended December 31, 1995         25

Consolidated Balance Sheets--As of December 31, 1997 and 1996                26

Consolidated Statements of Operations--For the years ended
December 31, 1997, 1996 and 1995.                                            27

Consolidated Statements of Shareholders' Equity--For the years ended
December 31, 1997, 1996 and 1995                                             28

Consolidated Statements of Cash Flows--For the years ended
December 31, 1997, 1996 and 1995                                             29

Notes to Consolidated Financial Statements--For the years ended
December 31, 1997, 1996 and 1995                                             30

Consolidated Financial Statement Schedule                                    42

14(A) (3) EXHIBITS


EXHIBIT NO.                    DESCRIPTION
----------                     ------------
       3.1             ---     Second Amended and Restated  Declaration of Trust of the Trust (incorporated by reference to Exhibit 3.1 to the Trust's Registration Statement on Form S-11, No. 2-94776).

       3.2             ---     Amendment  No. 1 to the Second  Amended and  Restated  Declaration  of Trust of the Trust
                               (incorporated  by reference to Exhibit 3.3 to the Trust's  Annual Report on Form 10-K for
                               the fiscal year ended December 31, 1996, No. 0-13693).

       3.3             ---     Amendment  No. 2 to the Second  Amended and  Restated  Declaration  of Trust of the Trust
                               (incorporated  by reference to Exhibit 3.4 to the Trust's  Annual Report on Form 10-K for
                               the fiscal year ended December 31, 1996, No. 0-13693).

       3.4             ---     Amended and  Restated  Bylaws of the Trust  (incorporated  by reference to Exhibit 3.2 to the Trust's Registration Statement on Form S-11, No. 2-94776).

      10.1             ---     Amended and Restated Agreement of Limited  Partnership of Vinings Investment  Properties,
                               L.P. (filed herewith).

      10.2             ---     First Amendment to the Amended and Restated  Agreement of Limited  Partnership of Vinings
                               Investment Properties, L.P. (filed herewith).

      10.3             ---     Second Amendment to the Amended and Restated Agreement of Limited  Partnership of Vinings
                               Investment Properties, L.P. (filed herewith).

      10.4             ---     Management  Contract,  dated June 25, 1996, between Thicket Apartments,  L.P. and Vinings
                               Properties,  Inc. (incorporated by reference to Exhibit 10.8 to the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 0-13693).

      10.5             ---     Management  Contract,  dated July 6, 1990,  between PBC Acquisition,  Inc. and Carter and
                               Associates  Enterprises,  Inc.  (incorporated by reference to Exhibit 10.9 to the Trust's
                               Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 0-13693).

      10.6             ---     Agreement to Contribute,  dated April 1, 1997,  between  Vinings  Investment  Properties,
                               L.P.  and  Windrush  Partners,  Ltd.  (incorporated  by  reference to Exhibit 10.1 to the
                               Trust's Current Report on Form 8-K filed December 29, 1997, No. 0-13693).

      10.7             ---     Amendment to Agreement to Contribute,  dated August 11, 1997,  between Vinings Investment
                               Properties,  L.P. and Windrush Partners,  Ltd. (incorporated by reference to Exhibit 10.2 to the Trust's Current Report on Form 8-K filed December 29, 1997, No. 0-13693).

      10.8             ---     Second  Amendment to Agreement to  Contribute,  dated October 30, 1997,  between  Vinings
                               Investment  Properties,  L.P. and Windrush Partners,  Ltd.  (incorporated by reference to
                               Exhibit 10.3 to the Trust's  Current  Report on Form 8-K filed  December  29,  1997,  No.
                               0-13693).

      10.9             ---     Agreement of Limited Partnership of Vinings Communities,  L.P. (incorporated by reference to Exhibit  10.1 to the Trust's  Current  Report on Form 8-K/A  filed March 3, 1998,  No.
                               0-13693).

      10.10            ---     Management  Contract  dated  December  19, 1997  between  Vinings  Communities,  L.P. and
                               Vinings Properties, Inc. (filed herewith).

      10.11            ---     Limited Warranty Deed, dated December 19, 1997, by and between  Windrush  Partners,  L.P.
                               and Vinings Communities,  L.P.  (incorporated by reference to Exhibit 10.2 to the Trust's
                               Current Report on Form 8-K/A filed March 3, 1998, No. 0-13693).

      10.12            ---     Assumption  Agreement,  dated December 19 1997, by Vinings Communities,  L.P. in favor of
                               Reilly Mortgage  Group,  Inc.  (incorporated  by reference to Exhibit 10.3 to the Trust's
                               Current Report on Form 8-K/A filed March 3, 1998, No. 0-13693).

      10.13            ---     Commercial  Credit Agreement  between Hardwick Bank and Trust Company and the Trustees of the Trust dated June 28, 1997 (filed herewith).

      21.1             ---     Subsidiaries of the Trust (filed herewith).

      27               ---     Financial Data Schedule (filed herewith).


         14(B) REPORTS ON FORM 8-K

         Current Report on Form 8-K, dated December 19, 1997, was filed with the Securities and Exchange Commission on December 29, 1997, with respect to the Trust's acquisition of Windrush.

         14(C) INDEX TO EXHIBITS

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

Dated:  March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                      Title                             Date
---------                      -----                             -----

/s/ Peter D. Anzo              Chief Executive Officer,          March 30, 1998
-------------------------      President and Trustee
Peter D. Anzo


/s/ Stephanie A. Reed          Vice President, Treasurer,        March 30, 1998
-------------------------      Secretary and Trustee
Stephanie A. Reed


/s/ Martin H. Petersen         Trustee                           March 30, 1998
-------------------------
Martin H. Petersen


/s/ Gilbert H. Watts, Jr.      Trustee                           March 30, 1998
-------------------------
Gilbert H. Watts, Jr.


/s/ Phill D. Greenblatt        Trustee                           March 30, 1998
-------------------------
Phill D. Greenblatt


/s/ Henry Hirsch               Trustee                           March 30, 1998
-------------------------
Henry Hirsch

/s/ Thomas B. Bender           Trustee                           March 30, 1998
-------------------------
Thomas B. Bender

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vinings Investment Properties Trust:

We have audited the accompanying consolidated balance sheets of Vinings Investment Properties Trust and subsidiaries (the "Trust") as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vinings Investment Properties Trust and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
/s/ Arthur Andersen LLP
-----------------------
Atlanta, Georgia
March 6, 1998

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Vinings Investment Properties Trust:

We have audited the accompanying consolidated balance sheet (not included herein) of Vinings Investment Properties Trust and Subsidiaries (formerly known as Mellon Participating Mortgage Trust, Commercial Properties Series 85/10) (the "Trust") as of December 31, 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1995. Our audit also included the financial statement schedules listed in the index as Item 6 and 14(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion of these consolidated financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Trust as of December 31, 1995 and the consolidated results of their operations and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. Also, it is our opinion, that the related financial statement schedules above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Ernst & Young LLP
/s/ Ernst & Young LLP
---------------------
New York, New York
February 23, 1996


                                   VININGS INVESTMENT PROPERTIES TRUST
                                             AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS

                                                                          December 31,
                                                                ----------------------------------
                                                                      1997               1996
                                                                --------------      --------------
ASSETS
------
Real estate assets:
    Land                                                          $ 2,884,500         $ 1,470,500
    Buildings and improvements                                     15,267,009           9,218,263
    Furniture, fixtures & equipment                                 1,011,483             783,691
      Less:  accumulated depreciation                              (1,036,311)           (613,918)
                                                                --------------      --------------
         Net real estate assets                                    18,126,681          10,858,536

Cash and cash equivalents                                             282,851             171,736
Cash escrows                                                          314,684             192,611
Receivables and other assets                                           63,402              86,002
Deferred financing costs,  less accumulated  amortization of
   $54,459 and $19,502 at December 31, 1997 and 1996,
   respectively                                                       169,968             204,925
Deferred leasing costs, less accumulated amortization of
    $39,087 and $28,470 at December 31, 1997 and 1996,
    respectively                                                       31,972               5,659
                                                                --------------      --------------
Total assets                                                     $ 18,989,558        $ 11,519,469
                                                                ==============      ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Mortgage notes payable                                           $ 13,784,566         $ 7,371,676
Line of credit                                                      1,718,104           1,568,104
Accounts payable and accrued liabilities                              708,876             347,141
                                                                --------------      --------------
       Total liabilities                                           16,211,546           9,286,921
                                                                --------------      --------------
Minority interest in Operating Partnership                            509,209                   -
                                                                --------------      --------------
Contingencies (Note 12)

Shareholders' equity:
    Shares  of  beneficial  interest,   without  par  value,
    unlimited  shares authorized,  1,080,512 and  1,080,528
    shares  issued and  outstanding  at December 31,
    1997 and 1996, respectively                                    19,429,735          18,731,763

    Cumulative earnings                                            37,217,597          37,879,314

    Cumulative distributions                                      (54,378,529)        (54,378,529)
                                                                --------------      --------------
       Total shareholders' equity                                   2,268,803           2,232,548
                                                                --------------      --------------

Total liabilities and shareholders' equity                       $ 18,989,558        $ 11,519,469
                                                                ==============      ==============

The accompanying notes are an integral part of these consolidated financial statements



                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                              For the years ended December 31,
                                                                  -----------------------------------------------------
                                                                      1997                1996                 1995
                                                                  ------------        ------------         ------------
REVENUES
--------

     Rental revenues                                              $ 2,392,072         $ 1,482,419            $ 576,216
     Other property revenues                                           84,674              70,064               24,238
     Income from partnership                                                -                   -            1,730,508
     Interest income                                                    2,078              92,657              891,499
     Other income                                                           -             151,777               22,447
                                                                  ------------        ------------         ------------
                                                                    2,478,824           1,796,917            3,244,908
                                                                  ------------        ------------         ------------
EXPENSES
--------

     Property operating and maintenance                               992,926             586,430              290,548
     Depreciation and amortization                                    433,011             244,110              361,013
     Amortization of deferred financing costs                          34,957              19,502                    -
     Interest expense                                                 816,551             408,719                    -
     General and administrative                                       336,375             987,973              766,346
     Investment advisor's fees                                              -             333,461              361,568
     Unusual item                                                     532,185                   -                    -
                                                                  ------------        ------------         ------------
                                                                    3,146,005           2,580,195            1,779,475
                                                                  ------------        ------------         ------------
     Income (loss) before gain (loss) on real estate investments     (667,181)           (783,278)           1,465,433
                                                                  ------------        ------------         ------------

GAIN (LOSS) ON REAL ESTATE INVESTMENTS
--------------------------------------

     Gain (loss) on real estate investments                                 -             (26,800)           1,655,113
     Allowance to reduce real estate investments
       to fair market value                                                 -                   -           (2,542,000)
                                                                  ------------        ------------         ------------
                                                                            -             (26,800)            (886,887)
                                                                  ------------        ------------         ------------

     Income (loss) before minority interest                          (667,181)           (810,078)             578,546

     Minority interest                                                 (5,464)                  -                    -
                                                                  ------------        ------------         ------------

     Net income (loss)                                             $ (661,717)         $ (810,078)           $ 578,546
                                                                  ============        ============         ============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED                       $ (0.61)            $ (0.75)              $ 0.54
                                                                  ============        ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                         1,080,513           1,080,528            1,080,625
                                                                  ============        ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                       1,089,435           1,080,528            1,080,625
                                                                  ============        ============         ============

The accompanying notes are an integral part of these consolidated financial statements



                                   VININGS INVESTMENT PROPERTIES TRUST
                                            AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For
                          the years ended December 31, 1995, 1996 and 1997




                                             Shares of                                          Total
                                             beneficial       Cummulative     Cummulative    shareholders'
                                              interest        earnings        distributions     equity
                                            -------------    ------------    -----------------------------

BALANCE AT DECEMBER 31, 1994                $ 50,200,591     $ 38,110,846    $(54,378,529)   $ 33,932,908

Net income                                             -         578,546                -         578,546

Distributions to shareholders
     ($12.24 per share return of capital
     for federal income tax purposes)        (13,227,342)              -                -     (13,227,342)
                                            -------------    ------------    -------------   -------------

BALANCE AT DECEMBER 31, 1995                  36,973,249      38,689,392      (54,378,529)     21,284,112

Net loss                                               -        (810,078)               -        (810,078)

Retirement of shares                                (536)              -                -            (536)

Distributions to shareholders
     ($16.88 per share return of capital
     for federal income tax purposes)        (18,240,950)              -                      (18,240,950)
                                            -------------    ------------    -------------   -------------

BALANCE AT DECEMBER 31, 1996                  18,731,763      37,879,314      (54,378,529)      2,232,548

Adjustment for minority interest of
     unitholders and issuance of units
     in Operating Partnership                    698,056                                          698,056

Net loss                                               -        (661,717)               -        (661,717)

Retirement of shares                                 (84)              -                -             (84)
                                            -------------    ------------    -------------   -------------

BALANCE AT DECEMBER 31, 1997                $ 19,429,735     $ 37,217,597    $(54,378,529)    $ 2,268,803
                                            =============    ============    =============   =============

The accompanying notes are an integral part of these consolidated financial statements




                                         VININGS INVESTMENT PROPERTIES TRUST
                                                  AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the years ended December 31,
                                                                       -----------------------------------------------

                                                                            1997             1996             1995
                                                                       -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income (loss)                                                        $ (661,717)      $ (810,078)       $ 578,546

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

        Depreciation and amortization                                       433,011          244,110          409,450
        Amortization of deferred financing costs                             34,957           19,502                -
        Loan discount amortization                                                -                -         (101,800)
        Minority interest of unitholders in Operating Partnership            (5,464)
        Estimated allowance to reduce real
           estate to fair value                                                   -                -        2,542,000
        (Gain) loss on real estate investments                                    -           26,800       (1,655,113)
        Changes in assets and liabilities:
           Cash escrows                                                      75,745         (192,611)               -
           Receivables and other assets                                      22,600          260,055            3,768
           Capitalized leasing costs                                        (36,931)          (5,639)               -
           Accounts payable, accrued liabilities and due to affiliate       290,335         (247,104)          43,470
                                                                       -------------    -------------    -------------

        Total adjustments                                                   814,253          105,113        1,241,775
                                                                       -------------    -------------    -------------

Net cash provided by (used in) operating activities                         152,536         (704,965)       1,820,321
                                                                       -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Purchase of The Thicket Apartments                                                -       (8,660,900)               -
Purchase of Windrush Apartments, net of cash acquired                        (3,791)               -                -
The Thicket capital expenditures                                           (109,333)         (49,635)               -
Peachtree capital expenditures                                              (26,205)         (29,862)         (16,751)
Principal payments on notes receivable                                            -                -        2,000,000
Sales proceeds from real estate investments                                       -          673,200       25,338,141
                                                                       -------------    -------------    -------------

Net cash provided by (used in) investing activities                        (139,329)      (8,067,197)      27,321,390
                                                                       -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Net proceeds from mortgage note payable                                           -        7,392,000                -
Net proceeds from line of credit                                            150,000        1,568,104                -
Deferred financing costs                                                          -         (224,427)               -
Principal repayments on mortgage payable                                    (52,008)         (20,324)               -
Purchase of retired shares                                                      (84)            (536)               -
Distributions to shareholders                                                     -      (18,240,950)     (13,227,342)
                                                                       -------------    -------------    -------------

Net cash provided by (used in) financing activities                          97,908       (9,526,133)     (13,227,342)
                                                                       -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        111,115      (18,298,295)      15,914,369

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            171,736       18,470,031        2,555,662
                                                                       -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 282,851        $ 171,736     $ 18,470,031
                                                                       =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements





                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


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

         On January 31, 1996, Vinings Investment Properties, Inc. ("the Purchaser") commenced a tender offer for a minimum of a majority and a maximum of 85% of the issued and outstanding shares of beneficial interest without par value of the Trust (the "Shares"), at a purchase price of $0.47 per share ($3.76 per share adjusted for the Share Split, as hereinafter defined) (the "Tender Offer"). The Tender Offer expired in accordance with its terms on February 28, 1996, and, in connection therewith, the Purchaser accepted an aggregate of 6,337,279 Shares (792,159 Shares adjusted for the Share Split, as hereinafter defined), representing approximately 73.3% of the outstanding Shares, for a total acquisition price of $2,978,521. The remaining assets of the Trust were Peachtree Business Center ("Peachtree") and approximately $163,000 in cash. The purpose of the Tender Offer was for the Purchaser to acquire control of the Trust and to rebuild the Trust's assets by expanding into the multifamily property markets. In connection with the consummation of the Tender Offer, all of the Trustees and officers of the Trust resigned and were replaced with designees of the Purchaser.

         Until the consummation of the Tender Offer, the Trust was an externally advised REIT for which it paid advisory fees to an unrelated third party (the "Advisor"). Upon consummation of the Tender Offer, the relationship with the Advisor was terminated and the Trust became self-administered.

         On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. As of December 31, 1997, the Trust is the sole 1% general partner and an 80.67% limited partner in the Operating Partnership. During the fourth quarter of 1997, 242,546 limited partnership units in the Operating Partnership ("Units") were issued, of which 224,330 Units were in connection with the acquisition of Windrush, as defined below. The Units are redeemable for shares of the Trust on a one-for-one basis or cash, at the option of the Trust. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT").

         The Trust currently owns three real estate assets. They are (1) The Thicket Apartments ("Thicket"), a 254-unit apartment complex located in Atlanta, Georgia, owned through Thicket Apartments, L.P., a Delaware limited partnership, of which the Operating Partnership is a 99% limited partner and Thicket Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Trust, is the sole general partner; (2) Windrush Apartments ("Windrush"), a 202-unit apartment community located in Atlanta, Georgia owned through Vinings Communities, L.P., a Delaware limited partnership of which the Operating Partnership is a 99% limited partner and the Trust is the sole general partner; and (3) Peachtree, an approximately 75,000 square foot, single-story business park located in Atlanta, Georgia, owned by the Operating Partnership. At December 31, 1997, Thicket, Windrush and Peachtree were 100%, 93% and 100% leased, respectively.

         On July 1, 1996, the Trust effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares. Shareholders tendered their Shares and received one Share for every eight Shares owned. The Trust has purchased and continues to purchase any fractional Shares at a cost of $5.50 per share. As of December 31, 1997, fractional Shares totaling 113 had been repurchased and retired leaving 1,080,512 Shares outstanding. All share and per share data included in the accompanying financial statements and notes thereto have been restated to reflect the Share Split.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------

         The accompanying consolidated financial statements of Vinings Investment Properties Trust include the consolidated accounts of Vinings Investment Properties Trust and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The minority interest of the unitholders in the Operating Partnership on the accompanying balance sheet is calculated based on the minority interest ownership percentage (18.33% as of December 31, 1997) multiplied by the Operating Partnership's net assets. The minority interest of the unitholders in the income or loss of the Operating Partnership on the accompanying statement of operations is calculated based on the weighted average number of Shares and Units outstanding during the period. The term "Trust" hereinafter refers to Vinings Investment Properties Trust and its subsidiaries, including the Operating Partnership.


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


         Cash Escrows
         ------------

         Cash escrows consist of real estate tax, insurance, replacement reserve and repair escrows held by mortgagees. These funds are restricted accounts and released solely for the purpose for which they were established.


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


         Real Estate Assets
         ------------------

         Real estate assets are stated at depreciated cost less reductions for impairment, if any. In identifying potential impairment, management considers such factors as declines in a property's operating performance or market value, a change in use, or adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from the asset's use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset's carrying cost, the asset is written down to its fair value. In management's opinion, there has been no impairment of the Trust's real estate assets as of December 31, 1997.

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


         Net Income (Loss) Per Share
         ---------------------------

         Effective for the quarter and year ended December 31, 1997, the Trust computes net income (loss) per share under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." As prescribed by SFAS No. 128, all prior period net income
         (loss) per share data has been restated to conform with the provisions of SFAS No. 128. Under SFAS No. 128, basic net income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed to reflect the potential dilution of all instruments or securities which are convertible into common shares of the Trust. Previously reported net income (loss) per share under prior accounting standards was equal to basic and diluted net income (loss) per share under SFAS No. 128.

         The following is a reconciliation of net income (loss) available to the common shareholders and the weighted average shares used in the Trust's basic and diluted net income (loss) per share computations:

                                                             1997        1996        1995
                                                         ----------- ----------- ----------
           Net income (loss) - basic                      $(661,717)  $(810,078)   $578,546
           Minority interest                                 (5,464)           -          -
                                                         =========== =========== ==========
           Net income (loss) - diluted                    $(667,181)  $(810,078)   $578,546
                                                         =========== =========== ==========

           Weighted average shares - basic                 1,080,513   1,080,528  1,080,625
           Dilutive Securities
              Weighted average Units in Operating
                  Partnership                                8,922             -         -
              Share options                                       -            -         -
                                                         ----------- ----------- ----------
           Weighted average shares - diluted               1,089,435   1,080,528  1,080,625
                                                         =========== =========== ==========

         The  dilutive  effect of the share  options on the  Trust's  net income
         (loss) per share calculation was excluded, as the impact of such share options was antidilutive.


         Reclassification
         ----------------

         Certain   1996  and  1995   financial   statement   amounts  have  been
         reclassified to conform with the current year presentation.


NOTE 3 - REAL ESTATE ASSETS


         Windrush Apartments
         -------------------

         On December 19, 1997, the Trust acquired Windrush for a purchase price of $7,555,000 consisting of the assumption of an existing mortgage loan in the amount of $6,464,898 and other liabilities and the issuance of 224,330 limited partnership units in the Operating Partnership.


         The Thicket Apartments
         ----------------------

         On June 28, 1996, the Trust acquired Thicket for a purchase price of $8,650,000. The acquisition was financed by a mortgage loan on the property in the amount of $7,392,000 and borrowings from the Trust's line of credit.


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


NOTE 6 - NOTES PAYABLE


         Mortgage Notes Payable
         ----------------------

         At December 31, 1997, the Trust had the following mortgage notes payable:

         1) 9.04% mortgage note payable in the original principal amount of $7,392,000, which is secured by Thicket and which matures on July 1, 2003. Principal and interest are payable in monthly installments of $59,691.

         2) 7.5% mortgage note payable which was assumed on December 19, 1997 with a principal balance of $6,464,898, which is secured by Windrush and which matures on July 1, 2024. Principal and interest are payable in monthly installments of $47,457.

         At December 31, 1997, the total outstanding principal for both notes was $13,784,566. Scheduled maturites of the mortgage notes payable as of December 31, 1997 are as follows:

                             1998             $   144,501
                             1999                 156,664
                             2000                 169,860
                             2001                 184,179
                             2002                 199,716
                             Thereafter        12,929,646
                                            ==============
                             Total            $13,784,566
                                            ==============

         Line of Credit
         --------------

         The Trust renewed its one year line of credit in the amount of $2,000,000 on June 27, 1997, which bears interest at the bank's base rate which approximates prime. At December 31, 1997, the interest rate was 8.50%. Interest is payable monthly with the entire principal balance due on June 28, 1998. It is anticipated that the line of credit will be renewed at that time. The line of credit is secured by Peachtree. At December 31, 1997, the outstanding balance of the line of credit was $1,718,104.


NOTE 7 - RELATED PARTY TRANSACTIONS

         The Trust entered into management agreements with Vinings Properties, Inc. to provide property management services for Thicket and Windrush for a fee equal to five percent of gross revenues plus a fee for data processing. Vinings Properties, Inc. is an affiliate of certain officers and trustees of the Trust. A total of $93,235 and $44,459 in management fees and $15,240 and $7,620 in data processing fees were incurred by the Trust during 1997 and 1996, respectively.

         In addition, as a commitment to the rebuilding of the Trust, The Vinings Group, Inc., the parent corporation of Vinings Properties, Inc. (collectively "Vinings"), has provided numerous services to the Trust relating to administration, acquisition, and capital and asset advisory services at little or no cost to the Trust. The Trust does not anticipate that these services will continue to be provided free of charge, and certain costs paid on the Trust's behalf have been reimbursed to Vinings. However, while the Trust has been in its initial growth stages, the officers and trustees have been committed to providing as many services as possible to promote the growth of the Trust. A total of $45,000 and $15,000 were paid during 1997 and 1996, respectively, to Vinings for shareholder services provided for the sole benefit of the Trust by one of Vinings' employees. The officers did not receive compensation from the Trust for their services.

         On December 19, 1997, the Trust acquired Windrush from Windrush Partners, Ltd. (the "Partnership"), a Georgia limited partnership, whose general partner is Hallmark Group Services Corp ("Hallmark"). Hallmark is an affiliate of the officers and certain trustees of the Trust. In connection with the acquisition of Windrush, an advisor's fee of $75,550 was paid by the Partnership to MFI Realty, Inc.("MFI"), a wholly owned subsidiary of The Vinings Group, Inc.

         In connection with the acquisition of Thicket on June 28, 1996, a broker's commission of $150,000 was paid by the seller of the property to MFI.

         In addition, the Trust paid a total of $21,000 during 1997 to Northshore Communications, Inc., a company affiliated with one of the Trustees, for the design and production of the Trust's 1996 annual report.


NOTE 8 - ADVISORY AGREEMENT

         Prior to the consummation of the Tender Offer, the Trust had engaged the Advisor to provide investment advisory services and act as the administrator of Trust operations. The agreement with the Advisor, which was terminated upon consummation of the Tender Offer, provided for the payment of administrative, asset management and other servicing fees to the Advisor for services rendered in administering the Trust's operations. The Advisor earned administrative, asset management, special services, and mortgage servicing fees aggregating $333,461 and $290,684 for the years ended December 31, 1996 and 1995, respectively. The Trust also amortized deferred loan acquisition fees of $70,884 for the year ended December 31, 1995, which is recorded as investment advisor's fees in the accompanying financial statements.


NOTE 9 - UNUSUAL ITEM

         In August 1997, the Trust, through the Operating Partnership, began contract negotiations for the acquisition of a 2,365-unit portfolio of 16 multifamily properties. The sellers, which were 16 individual partnerships (the "Sellers"), were to contribute the properties to the Operating Partnership in exchange for a combination of Units and/or cash and the assumption of existing mortgage indebtedness (the "Portfolio Transaction"). The officers of the Trust spent substantial amounts of time and the Trust spent substantial amounts of money in its due diligence on the properties and in contract negotiations specifically for this portfolio. The Trust believes that it secured a binding commitment from the Sellers for the Portfolio Transaction. Conditional commitments for equity financing were obtained and the Trust was prepared to close on the transaction in early 1998. Within thirty days of closing, the general partner of the Sellers terminated the contract for reasons the Trust believes to be pretextual, and in breach of the contract and not in the best interests of the partners of the selling partnerships or the shareholders of the Trust.

         On February 3, 1998, the Trust commenced an action against the Sellers, their general partners and a related property management company seeking specific enforcement of the contract and damages for the defendant's willful breach of contract, lack of good faith negotiation and tortious interference in connection with the breach and termination of the contract. In a related case, the Sellers filed an action on January 29, 1998 seeking a declaratory judgement that the contract is not valid, binding and enforceable against them. The Trust is vigorously pursuing its claim. However, there can be no assurances that the Trust will prevail in its action or recover any damages. Therefore, because of the uncertainty of any legal action, the Trust has written off as unrecoverable the due diligence, contract negotiation and other acquisition costs totaling $532,185 associated with the Portfolio Transaction that were incurred during the fourth quarter of 1997.


NOTE 10 - DISTRIBUTIONS

         There were no distributions declared or distributed for the year ended December 31, 1997. Distributions declared and distributed for the years ended December 31, 1996 and 1995 aggregated $18,240,950 and $13,227,342, respectively, or $16.88 and $12.24 per share.

         For  federal  income  tax  purposes,   all  distributions  received  by
         shareholders for the years ended December 31, 1996 and 1995 represented a return of capital.


NOTE 11 - LEASING ACTIVITY

         The following is a schedule of future minimum rents due under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, at Peachtree:


                             1998              $  543,118
                             1999                 540,930
                             2000                 403,665
                             2001                 318,864
                             2002                 132,860
                                              ------------
                             Total             $1,939,437
                                              ============


         One tenant generated 57% of Peachtree's revenues for the fiscal year ended December 31, 1997. The same tenant accounts for 73% of the future minimum lease payments. While this tenant's lease does not expire until May 31, 2002, it contains a 90-day cancellation clause which management is renegotiating to eliminate such provision.


NOTE 12 - CONTINGENCIES

         The Trust is, from time to time, subject to various claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Trust.


NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

         The Trust paid interest of $800,388 and $353,032 during 1997 and 1996, respectively.

         Significant noncash investing and financing activities were as follows:

         1. In connection with the December 19, 1997 Windrush acquisition the Trust assumed a mortgage note payable in the amount of $6,464,898 and related cash escrow accounts. In addition, 242,546 limited partnership units in the Operating Partnership were issued during 1997 valued at $1,212,729.

         2. The Hawthorne Research and Development Complex was sold on March 30, 1995 for $5,095,000 at which time the Trust received a note for $1,595,000.


NOTE 14 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         Based on interest rates and other pertinent information available to the Trust as of December 31, 1997 and 1996, the Trust estimates that the carrying value of cash and cash equivalents, the mortgage notes payable, the line of credit, and other liabilities approximate their fair values when compared to instruments of similar type, terms and maturity.

         Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect its estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1997.


NOTE 15 - 1997 STOCK OPTION AND INCENTIVE PLAN

         At the 1997 annual shareholders meeting held on July 1, 1997, the Trust adopted the Vinings Investment Properties Trust 1997 Stock Option and Incentive Plan (the "Plan") in order to provide incentives to officers, employees, trustees, and other key persons. The Plan provides for the grant of share options, share appreciation rights, restricted and unrestricted share awards, performance share awards, and dividend equivalent rights.

         Under the Plan the maximum number of shares reserved and available for issuance is 10% of the total number of outstanding shares at any time plus 10% of the number of Units outstanding at any time that are subject to redemption rights. At December 31, 1997 the total number of shares reserved under the plan totaled 132,305.

         On July 1, 1997, the Trust granted a total of 26,000 non-qualified share options (the "Options") to the officers, trustees and certain key persons. The Options are exercisable at a price of $5.00 (based on a closing sales price of a share of the Trust on the Nasdaq SmallCap Market on June 30, 1997 of $4.56) to vest over a one year period. No options had been exercised as of December 31, 1997.

         The Trust accounts for share options issued under the Plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized since all options have been granted with an exercise price equal to or above the fair value of the Trust's shares on the date of grant. In accordance with Statement of Financial Accounting Standard No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," the Trust has estimated the fair value of the Options using a binomial option pricing model with the following weighted average assumptions: risk free interest rate of 6.12%, expected option life of five years, expected volatility of 30% and expected dividend yield of 3.6%. Using these assumptions, the estimated fair value of the Options was $38,000, which would be included in compensation expense over the life of the vesting period. Accordingly, had the Trust accounted for the Plan under SFAS 123, the Trust's pro forma net loss and net loss per share for the year ended December 31, 1997 would have been as follows:

              Net loss:
                As reported                            $(661,717)
                                                      ===========
                Pro forma                              $(680,717)
                                                      ===========
              Net loss per share:
                As reported                               $(0.61)
                                                      ===========
                Pro forma                                 $(0.63)
                                                      ===========

NOTE 16 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Unaudited summarized quarterly results of operations for the years ended December 31, 1997 and 1996 are as follows:


----------------------------- --------------- ---------------- -------------- ----------------
1997                             FIRST             SECOND            THIRD         FOURTH
----------------------------- --------------- ---------------- -------------- ----------------

Total revenues                $ 596,364          $ 600,046          $635,736     $  646,678
                              =============== ================ ============== ================

Net loss                      $ (51,820)         $ (59,171)         $(18,625)    $ (532,101)
                              =============== ================ ============== ================

Net loss per share -
   Basic and diluted            $ (0.05)           $ (0.05)          $ (0.02)      $ (0.49)
                              =============== ================ ============== ================


----------------------------- --------------- ---------------- -------------- ----------------
1996                             FIRST             SECOND            THIRD         FOURTH
----------------------------- --------------- ---------------- -------------- ----------------

Total revenues                $ 393,473          $ 169,281          $613,310     $ 620,853
                              =============== ================ ============== ================

Net loss                      $(407,671)         $(127,349)         $(76,093)    $(198,965)
                              =============== ================ ============== ================

Net loss per share -
    basic and diluted           $ (0.38)           $ (0.12)          $ (0.07)      $ (0.18)
                              =============== ================ ============== ================

Dividends declared and paid     $ 16.88            $   -             $   -         $  -
                              =============== ================ ============== ================



                       VININGS INVESTMENT PROPERTIES TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996




                                                                                          Gross amounts at which
                                              Initial Cost to Trust                      carried at close of period
                                              ---------------------                    -------------------------------
                                                                      Improvements
                                                                       Capitalized
                                                       Buildings and  Subsequent to                Buildings and
Description                   Encumbrance     Land     Improvements    Acquisition        Land      Improvements     Total
-----------------------------------------------------------------------------------------------------------------------------

Peachtree Business Center    $ 1,718,104   $  400,000  $ 1,300,000     $1,088,124      $  400,000  $ 2,388,124   $ 2,788,124

The Thicket Apartments         7,319,668    1,070,500    7,590,400        158,968       1,070,500    7,749,368     8,819,868

Windrush Apartments            6,464,898    1,414,000    6,141,000           -          1,414,000    6,141,000     7,555,000
                             ------------------------------------------------------------------------------------------------
Totals                       $15,502,670   $2,884,500  $15,031,400     $1,247,092      $2,884,500  $16,278,492   $19,162,992
                             ================================================================================================



                                                Life on which                    Date of
                               Accumulated      Depreciation        Date         Original
Description                    Depreciation     is Computed       Acquired     Construction
---------------------------------------------------------------------------------------------

Peachtree Business Center    $   450,953         5-40 Years         4/90           1984

The Thicket Apartments           162,965         5-40 Years         6/96           1989

Windrush                              -          5-40 Years        12/97           1983
                             ----------------------------------------------------------------
Totals                       $ 1,036,311
                             ============

The accompanying notes are an integral part of this schedule.


                       VININGS INVESTMENT PROPERTIES TRUST
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1997

(A) The Peachtree investment was acquired through a deed in-lieu of foreclosure of an original mortgage note investment. In June 1996, the Trust obtained a $2,000,000 line of credit, which is secured by Peachtree. At December 31, 1997, $1,718,104 was outstanding on the line.

(B) The Thicket Apartments was acquired on June 28, 1996 for a purchase price of $8,650,000. It was financed by a mortgage loan in the original amount of $7,392,000 and borrowings from the Trust's line of credit, which is secured by Peachtree.

(C) Windrush Apartments was acquired on December 19, 1997, for a purchase price of $7,555,000 consisting of the assumption of an existing mortgage loan in the amount of $6,464,898 and other liabilities and the issuance of 224,330 limited partnership units in the Operating Partnership.

(D) Gross capitalized costs of real estate assets are summarized as follows:

                              -------------  --------------  -------------
                                   1997            1996          1995
                              -------------  --------------  -------------


Balance at beginning of period  $11,472,454     $ 2,732,057   $7,445,666
                                -----------  --------------   -----------
   Additions during period:
       Additions                  7,555,000       8,660,900        -
       Improvements                 135,538          79,497       16,751
                                -----------  --------------   -----------
              Total additions     7,690,538       8,740,397       16,751
                                -----------  --------------   -----------
    Deductions during period:
       Hawthorne                       -               -       4,730,360
                                -----------  -------------    -----------
Balance at close of period      $19,162,992     $11,472,454   $2,732,057
                                ===========  ==============   ===========


(E) Accumulated depreciation on real estate assets is as follows:


                                --------------  -----------  -----------
                                     1997           1996         1995
                                --------------  -----------  -----------


Balance at beginning of period     $  613,918     $374,524     $424,332
                                --------------  -----------  -----------
 Additions during period:
    Peachtree Business Center          74,263       76,429       75,480
    The Thicket Apartments            348,130      162,965          -
                                --------------  -----------  -----------
           Total additions            422,393      239,394       75,480
                                --------------  -----------  -----------
 Deductions during period:
     Retirements/sales                  -           -          (125,288)
                                --------------  -----------  -----------
          Total deductions              -           -          (125,288)
                                --------------  -----------  -----------
Balance at close of period         $1,036,311     $613,918     $374,524
                                ==============  ===========  ===========


                               INDEX TO EXHIBITS

EXHIBIT NO.                    DESCRIPTION
----------                     ------------
       3.1             ---     Second Amended and Restated  Declaration of Trust of the Trust (incorporated by reference to Exhibit 3.1 to the Trust's Registration Statement on Form S-11, No. 2-94776).

       3.2             ---     Amendment  No. 1 to the Second  Amended and  Restated  Declaration  of Trust of the Trust
                               (incorporated  by reference to Exhibit 3.3 to the Trust's  Annual Report on Form 10-K for
                               the fiscal year ended December 31, 1996, No. 0-13693).

       3.3             ---     Amendment  No. 2 to the Second  Amended and  Restated  Declaration  of Trust of the Trust
                               (incorporated  by reference to Exhibit 3.4 to the Trust's  Annual Report on Form 10-K for
                               the fiscal year ended December 31, 1996, No. 0-13693).

       3.4             ---     Amended and  Restated  Bylaws of the Trust  (incorporated  by reference to Exhibit 3.2 to the Trust's Registration Statement on Form S-11, No. 2-94776).

      10.1             ---     Amended and Restated Agreement of Limited  Partnership of Vinings Investment  Properties,
                               L.P. (filed herewith).

      10.2             ---     First Amendment to the Amended and Restated  Agreement of Limited  Partnership of Vinings
                               Investment Properties, L.P. (filed herewith).

      10.3             ---     Second Amendment to the Amended and Restated Agreement of Limited  Partnership of Vinings
                               Investment Properties, L.P. (filed herewith).

      10.4             ---     Management  Contract,  dated June 25, 1996, between Thicket Apartments,  L.P. and Vinings
                               Properties,  Inc. (incorporated by reference to Exhibit 10.8 to the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 0-13693).

      10.5             ---     Management  Contract,  dated July 6, 1990,  between PBC Acquisition,  Inc. and Carter and
                               Associates  Enterprises,  Inc.  (incorporated by reference to Exhibit 10.9 to the Trust's
                               Annual Report on Form 10-K for the fiscal year ended December 31, 1996, No. 0-13693).

      10.6             ---     Agreement to Contribute,  dated April 1, 1997,  between  Vinings  Investment  Properties,
                               L.P.  and  Windrush  Partners,  Ltd.  (incorporated  by  reference to Exhibit 10.1 to the
                               Trust's Current Report on Form 8-K filed December 29, 1997, No. 0-13693).

      10.7             ---     Amendment to Agreement to Contribute,  dated August 11, 1997,  between Vinings Investment
                               Properties,  L.P. and Windrush Partners,  Ltd. (incorporated by reference to Exhibit 10.2 to the Trust's Current Report on Form 8-K filed December 29, 1997, No. 0-13693).

      10.8             ---     Second  Amendment to Agreement to  Contribute,  dated October 30, 1997,  between  Vinings
                               Investment  Properties,  L.P. and Windrush Partners,  Ltd.  (incorporated by reference to
                               Exhibit 10.3 to the Trust's  Current  Report on Form 8-K filed  December  29,  1997,  No.
                               0-13693).

      10.9             ---     Agreement of Limited Partnership of Vinings Communities,  L.P. (incorporated by reference to Exhibit  10.1 to the Trust's  Current  Report on Form 8-K/A  filed March 3, 1998,  No.
                               0-13693).

      10.10            ---     Management  Contract  dated  December  19, 1997  between  Vinings  Communities,  L.P. and
                               Vinings Properties, Inc. (filed herewith).

      10.11            ---     Limited Warranty Deed, dated December 19, 1997, by and between  Windrush  Partners,  L.P.
                               and Vinings Communities,  L.P.  (incorporated by reference to Exhibit 10.2 to the Trust's
                               Current Report on Form 8-K/A filed March 3, 1998, No. 0-13693).

      10.12            ---     Assumption  Agreement,  dated December 19 1997, by Vinings Communities,  L.P. in favor of
                               Reilly Mortgage  Group,  Inc.  (incorporated  by reference to Exhibit 10.3 to the Trust's
                               Current Report on Form 8-K/A filed March 3, 1998, No. 0-13693).

      10.13            ---     Commercial  Credit Agreement  between Hardwick Bank and Trust Company and the Trustees of the Trust dated June 28, 1997 (filed herewith).

      21.1             ---     Subsidiaries of the Trust (filed herewith).

      27               ---     Financial Data Schedule (filed herewith).
