Form 10-Q
period 1998-03-31
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 1998-05-15
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarter ended March 31, 1998    Commission file number 0-13693


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

                                   Yes __X_        No___






     Shares of Beneficial Interest outstanding at April 30, 1998: 1,080,508

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                         INDEX OF FINANCIAL INFORMATION
                         ------------------------------


PART I   FINANCIAL INFORMATION                                              PAGE

Item 1   Financial Statements

         Consolidated Balance Sheets as of March 31, 1998 (unaudited)
         and December 31, 1997                                                3

         Consolidated Statements of Operations (unaudited) for the
         three months ended March 31, 1998 and 1997                           4

         Consolidated Statements of Shareholders' Equity for the
         three months ended March 31, 1998 (unaudited)                        5

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 1998 and 1997                   6

         Notes to Consolidated Financial Statements                           7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 16

PART II  OTHER INFORMATION/SIGNATURE

Item 1   Legal Proceedings                                                   20

Item 6   Exhibits and Reports on Form 8-K                                    20

         Signature                                                           21



                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                                     March 31,           December 31,
                                                                                        1998                 1997
                                                                                  ---------------      ----------------
ASSETS

Real estate assets:
    Land                                                                             $ 2,884,500           $ 2,884,500
    Buildings and improvements                                                        15,290,619            15,267,009
    Furniture, fixtures & equipment                                                    1,013,195             1,011,483
      Less:  accumulated depreciation                                                 (1,191,392)           (1,036,311)
                                                                                  ---------------         -------------
           Net real estate assets                                                     17,996,922            18,126,681

Cash and cash equivalents                                                                341,338               282,851
Cash escrows                                                                             350,421               314,684
Receivables and other assets                                                              93,268                63,402
Deferred financing costs, less accumulated amortization of $54,081 and
    $54,459 at March 31, 1998 and December 31, 1997, respectively                        162,242               169,968
Deferred leasing costs, less accumulated amortization of $17,134 and
    $39,087 at March 31, 1998 and December 31, 1997, respectively                         28,306                31,972
                                                                                  ---------------         -------------
 Total assets                                                                        $ 18,972,497          $ 18,989,558
                                                                                  ===============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                                              $ 13,749,527          $ 13,784,566
Line of credit                                                                         1,718,104             1,718,104
Accounts payable and accrued liabilities                                                 773,942               708,876
                                                                                  ---------------         -------------
        Total liabilities                                                              16,241,573           16,211,546
                                                                                  ---------------         -------------

Minority interest in Operating Partnership                                               500,578               509,209
                                                                                  ---------------         -------------

Contingencies (Note 8)

Shareholders' equity:
    Shares of beneficial interest, without par value, unlimited shares authorized, 1,080,508 and 1,080,512 shares issued and outstanding
      at March 31, 1998 and December 31, 1997, respectively                           19,429,721            19,429,735

    Cumulative earnings                                                               37,179,154            37,217,597

    Cumulative distributions                                                         (54,378,529)          (54,378,529)
                                                                                  ---------------        --------------
        Total shareholders' equity                                                      2,230,346            2,268,803
                                                                                  ---------------        --------------
 Total liabilities and shareholders' equity                                          $ 18,972,497         $ 18,989,558
                                                                                  ===============        ==============

The accompanying notes are an integral part of these consolidated financial statements.





                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                For the three months ended March 31,
                                                ------------------------------------
                                                      1998                  1997
                                                -------------         --------------
REVENUES

 Rental revenues                                   $ 976,815              $ 576,505
 Other property revenues                              39,316                 19,325
 Interest income                                         597                    534
                                                -------------         --------------
                                                   1,016,728                596,364
                                                -------------         --------------

EXPENSES

 Property operating and maintenance                  372,670                256,563
 Depreciation and amortization                       158,748                106,844
 Amortization of deferred financing costs              7,725                  9,751
 Interest expense                                    331,491                199,710
 General and administrative                          193,166                 75,316
                                                -------------         --------------
                                                   1,063,800                648,184
                                                -------------         --------------
 Loss before minority interest                       (47,072)               (51,820)
                                                -------------         --------------
  Minority interest                                   (8,629)                     -
                                                -------------         --------------

 Net loss                                          $ (38,443)             $ (51,820)
                                                =============         ==============


NET LOSS PER SHARE - BASIC AND DILUTED               $ (0.04)               $ (0.05)
                                                =============         ==============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC        1,080,510              1,080,517
                                                =============         ==============
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED      1,323,056              1,080,517
                                                =============         ==============

The accompanying notes are an integral part of these consolidated financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    For the three months ended March 31, 1998
                                   (unaudited)



                                                Shares of                                                  Total
                                                beneficial       Cumulative          Cumulative        shareholders'
                                                 interest          earnings         distributions         equity
                                              ---------------   ---------------    ----------------    --------------
BALANCE AT DECEMBER 31, 1997                    $  19,429,735     $  37,217,597      $ (54,378,529)      $ 2,268,803
                                              ---------------   ---------------    ----------------    --------------

Net loss                                                   -           (38,443)                  -           (38,443)

Retirement of shares                                     (14)                -                   -               (14)
                                              ---------------   ---------------    ----------------    --------------
BALANCE AT MARCH 31, 1998                       $ 19,429,721      $ 37,179,154       $ (54,378,529)      $ 2,230,346
                                              ===============   ===============    ================    ==============

The accompanying notes are an integral part of these consolidated financial statements.


                                        VININGS INVESTMENT PROPERTIES TRUST
                                                  AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)


                                                                               For the three months ended March 31,
                                                                              -------------------------------------

                                                                                    1998                  1997
                                                                                -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net loss                                                                         $ (38,443)            $ (51,820)

Adjustments to reconcile net loss to net cash provided by operating activities:

        Depreciation and amortization                                              158,748               106,844
        Amortization of deferred financing costs                                     7,725                 9,751
        Minority interest of unitholders in Operating Partnership                   (8,629)                    -
        Changes in assets and liabilities:
           Cash escrows                                                            (35,737)               20,665
           Receivables and other assets                                            (29,866)               24,484
           Capitalized leasing costs                                                     -                (5,032)
           Accounts payable and accrued liabilities                                 65,066                15,436
                                                                                -----------           -----------
        Total adjustments                                                          157,307               172,148
                                                                                -----------           -----------
Net cash provided by operating activities                                          118,864               120,328
                                                                                -----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

The Thicket capital expenditures                                                    (9,368)              (61,511)
Peachtree capital expenditures                                                      (8,752)                    -
Windrush  capital expenditures                                                      (7,204)                    -
                                                                                -----------           -----------
Net cash used in investing activities                                              (25,324)              (61,511)
                                                                                -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Principal repayments on mortgage payable                                           (35,039)              (12,567)
Purchase of retired shares                                                             (14)                  (58)
                                                                                -----------           -----------
Net cash used in investing activities                                              (35,053)              (12,625)
                                                                                -----------            ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           58,487                46,192

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   282,851               171,736
                                                                                -----------            ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 341,338             $ 217,928
                                                                                ===========            ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 1998

NOTE 1 - FORMATION AND ORGANIZATION
-----------------------------------

         Vinings Investment Properties Trust ("Vinings" or the "Trust") was organized on December 7, 1984 under the laws of the Commonwealth of Massachusetts as a twenty-year finite-life real estate investment trust ("REIT") under the Internal Revenue Code of 1986. The Trust was originally organized for the purpose of making real estate investments consisting primarily of mortgage loans and was to liquidate at the end of approximately ten years in accordance with its Declaration of Trust, provided, however, that the Trustees would have the absolute discretion to determine in good faith such termination date as would be in the best interests of the shareholders. On January 3, 1997, the final asset to be liquidated was sold and final dividends were declared.

         On January 31, 1996, Vinings Investment Properties, Inc. (the "Purchaser") commenced a tender offer for a minimum of a majority and a maximum of 85% of the issued and outstanding shares of beneficial interest without par value of the Trust (the "Shares"), at a purchase price of $0.47 per share ($3.76 per share adjusted for the Share Split, as hereinafter defined) (the "Tender Offer"). The Tender Offer expired in accordance with its terms on February 28, 1996, and, in connection therewith, the Purchaser accepted an aggregate of 6,337,279 Shares (792,159 Shares adjusted for the Share Split, as hereinafter defined), representing approximately 73.3% of the outstanding Shares, for a total acquisition price of $2,978,521. The remaining assets of the Trust were Peachtree Business Center ("Peachtree") and approximately $163,000 in cash. The purpose of the Tender Offer was for the Purchaser to acquire control of the Trust and to rebuild Vinings' assets by expanding into the multifamily property markets. In connection with the consummation of the Tender Offer, all of the Trustees and officers of the Trust resigned and were replaced with designees of the Purchaser.

         Until the consummation of the Tender Offer, Vinings was an externally advised REIT for which it paid advisory fees to an unrelated third party (the "Advisor"). Upon consummation of the Tender Offer, the relationship with the Advisor was terminated and Vinings became self-administered.

         On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. As of March 31, 1998, the Trust was the sole 1% general partner and an 80.67% limited partner in the Operating Partnership. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT").

         Vinings currently owns three real estate assets, which are (1) The Thicket Apartments ("Thicket"), a 254-unit apartment complex located in Atlanta, Georgia, owned through Thicket Apartments, L.P., a Delaware limited partnership of which the Operating Partnership is a 99% limited partner and Thicket Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Trust, is the sole general partner; (2) Windrush Apartments ("Windrush"), a 202-unit apartment community located in Atlanta, Georgia owned through Vinings Communities, L.P., a Delaware limited partnership of which the Operating Partnership is a 99% limited partner and the Trust is the sole general partner; and (3) Peachtree, an approximately 75,000 square foot, single-story business park located in Atlanta, Georgia, owned by the Operating Partnership. At March 31, 1998, Thicket, Windrush and Peachtree were 99%, 96% and 100% leased, respectively.

         On July 1, 1996, Vinings effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares. Shareholders tendered their Shares and received one Share for every eight Shares owned. Vinings has purchased and continues to purchase any fractional Shares at a cost of $5.50 per share. As of March 31, 1998, fractional Shares totaling 117 had been repurchased and retired leaving 1,080,508 Shares outstanding. All share and per share data included in the accompanying financial statements and notes thereto have been restated to reflect the Share Split.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

         Basis of Presentation
         ---------------------

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The accompanying consolidated financial statements of Vinings include the consolidated accounts of the Trust and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The minority interest of the unitholders in the Operating Partnership on the accompanying balance sheet is calculated based on the minority interest ownership percentage (18.33% as of March 31, 1998) multiplied by the Operating Partnership's net assets. The minority interest of the unitholders in the income or loss of the Operating Partnership on the accompanying statement of operations is calculated based on the weighted average number of Shares and Units (as hereinafter defined) outstanding during the period. The term "Vinings" or "Trust" hereinafter refers to Vinings Investment Properties Trust and its subsidiaries, including the Operating Partnership.

         These financial statements should be read in conjunction with Vinings' audited consolidated financial statements and footnotes thereto included in Vinings' Annual Report on Form 10-K for the year ended December 31, 1997.


         Income Taxes
         ------------

         Vinings has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, Vinings will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that Vinings distributes at least 95% of its taxable income to its shareholders and satisfies certain other requirements. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

         Cash and Cash Equivalents
         -------------------------

         Vinings considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Cash Escrows
         ------------

         Cash escrows consist of real estate tax, insurance and replacement reserve escrows held by mortgagees. These escrows are funded monthly from property operations and released solely for the purpose for which they were established.

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

         Real Estate Assets
         ------------------

         Real estate assets are stated at depreciated cost less reductions for impairment, if any. In identifying potential impairment, management considers such factors as declines in a property's operating performance or market value, a change in use, or adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from the asset's use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset's carrying cost, the asset is written down to its fair value. In management's opinion, there has been no impairment of the Trust's real estate assets as of March 31, 1998.

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

         Net Income (Loss) Per Share
         ---------------------------

         Effective beginning with the quarter and year ended December 31, 1997, Vinings computes net income (loss) per share under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." As prescribed by SFAS No. 128, all prior period net income
         (loss) per share data has been restated to conform with the provisions of SFAS No. 128. Under SFAS No. 128, basic net income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed to reflect the potential dilution of all instruments or securities which are convertible into common shares of the Trust. Previously reported net income (loss) per share under prior accounting standards was equal to basic and diluted net income (loss) per share under SFAS No. 128.

         The following is a reconciliation of net loss available to the common shareholders and the weighted average shares used in Vinings' basic and diluted net loss per share computations:

                                                        For the three months
                                                           Ended March 31,
                                                    ---------------------------
                                                      1998             1997
                                                    ----------     -----------
           Net loss - basic                          $(38,443)       $(51,820)
           Minority interest                           (8,629)              -
                                                    ==========     ===========
           Net loss - diluted                        $(47,072)       $(51,820)
                                                    ==========     ===========

           Weighted average shares - basic           1,080,510       1,080,517
           Dilutive Securities
              Weighted average Units in Operating
                  Partnership                          242,546              -
              Share options                                 -               -
                                                    ==========     ===========
           Weighted average shares - diluted         1,323,056       1,080,517
                                                    ==========     ===========

         Units in the Operating Partnership held by the minority unitholders are redeemable for Shares of the Trust on a one-for-one basis, or for cash, at the option of the Trust. The dilutive effect of the share options on Vinings' net loss per share calculation was excluded, as the impact of such share options was antidilutive.



         Reclassification
         ----------------

         Certain 1997 financial statement amounts have been reclassified to conform with the current year presentation.


NOTE 3 - REAL ESTATE ASSETS
---------------------------

         Windrush Apartments
         -------------------

         On December 19, 1997, Vinings acquired Windrush for a purchase price of $7,555,000 consisting of the assumption of an existing mortgage loan in the amount of $6,464,898 and other liabilities and the issuance of 224,330 limited partnership units in the Operating Partnership.

         The Thicket Apartments
         ----------------------

         On June 28, 1996, Vinings acquired Thicket for a purchase price of $8,650,000. The acquisition was financed by a mortgage loan on the property in the amount of $7,392,000 and borrowings from Vinings' line of credit.

         Peachtree Business Center
         -------------------------

         Vinings acquired Peachtree through a deed-in-lieu of foreclosure on April 12, 1990. Peachtree was recorded at $1,700,000, its fair market value, which was less than the book value of the Trust's mortgage investment at the date of foreclosure. Subsequent to the acquisition, approximately $1,096,000 of improvements has been capitalized.


NOTE 4 - NOTES PAYABLE
----------------------

         Mortgage Notes Payable
         ----------------------

         At March 31, 1998, Vinings had the following mortgage notes payable:

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

         At March 31, 1998, the total outstanding principal for both notes was $13,749,527. Scheduled maturites of the mortgage notes payable as of March 31, 1998 are as follows:

                            1998             $   109,462
                            1999                 156,664
                            2000                 169,860
                            2001                 184,179
                            2002                 199,716
                            Thereafter        12,929,646
                                            =============
                            Total            $13,749,527
                                            =============

         Line of Credit
         --------------

         Vinings renewed its one-year line of credit in the amount of $2,000,000 on June 27, 1997, which bears interest at the bank's base rate which approximates prime. At March 31, 1998, the interest rate was 8.50%. Interest is payable monthly with the entire principal balance due on June 28, 1998. It is anticipated that the line of credit will be renewed at that time. The line of credit is secured by Peachtree. At March 31, 1998, the outstanding balance of the line of credit was $1,718,104.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

         Vinings entered into management agreements with Vinings Properties, Inc. to provide property management services for Thicket and Windrush for a fee equal to five percent of gross revenues plus a fee for data processing. Vinings Properties, Inc. is an affiliate of certain officers and Trustees of Vinings. A total of $53,538 and $22,471 in management fees and $6,840 and $3,810 in data processing fees were incurred by Vinings during the three month periods ended March 31, 1998 and 1997, respectively.

         In addition, as a commitment to the rebuilding of Vinings, prior to 1998 The Vinings Group, Inc., the parent corporation of Vinings Properties, Inc. (collectively, "The Vinings Group"), provided numerous services at no cost to Vinings relating to administration, acquisition, and capital and asset advisory services. Certain direct costs paid on Vinings' behalf have been reimbursed to The Vinings Group and beginning January 1, 1998, The Vinings Group has charged Vinings nominal amounts for the reimbursement of certain overhead charges. However, while Vinings has been in its initial growth stages, The Vinings Group has been committed to providing as many services as possible to promote the Trust's growth. A total of $11,250 and $11,250 were paid for the three month periods ended March 31, 1998 and 1997, respectively, to The Vinings Group for shareholder services provided for the sole benefit of Vinings by one of The Vinings Group's employees. In addition, a total of $15,000 has been accrued for the three month period ended March 31, 1998 to The Vinings Group for the reimbursement of overhead expenses. The officers did not receive compensation from Vinings for their services during the first quarter of 1998.


NOTE 6 - DISTRIBUTIONS
----------------------

         There were no distributions declared or distributed for the periods ended March 31, 1998 and 1997. Since the consummation of the Tender Offer, management has not declared any dividends. In an effort to rebuild Vinings' assets, all operating cash flow has been reserved for future growth and expansion. However, as assets are acquired and operating cash flow increases, Vinings intends to pay distributions to shareholders in amounts at least sufficient to enable the Trust to qualify as a REIT.


NOTE 7 - LEASING ACTIVITY
-------------------------

         The following is a schedule of future minimum rents due under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of March 31, 1998, at Peachtree:

                           1998             $  379,151
                           1999                503,749
                           2000                369,477
                           2001                287,531
                           2002                120,559
                                           ------------
                           Total            $1,660,467
                                           ============

         One tenant generated 57% of Peachtree's revenues for the period ended March 31, 1998. The same tenant accounts for 71% of the future minimum lease payments.


NOTE 8 - CONTINGENCIES
----------------------

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

         In August 1997, Vinings, through the Operating Partnership, began contract negotiations for the acquisition of a 2,365-unit portfolio of 16 multifamily properties. The sellers, which were 16 individual partnerships (the "Sellers"), were to contribute the properties to the Operating Partnership in exchange for a combination of Units and/or cash and the assumption of existing mortgage indebtedness (the
         "Portfolio Transaction"). The officers of Vinings spent substantial amounts of time and the Trust spent substantial amounts of money in its due diligence on the properties and in contract negotiations specifically for this portfolio. Vinings believes that it secured a binding commitment from the Sellers for the Portfolio Transaction. Conditional commitments for equity financing were obtained and Vinings was prepared to close on the transaction in early 1998. Within thirty days of closing, the general partner of the Sellers terminated the contract for reasons Vinings believes to be pretextual, in breach of the contract and not in the best interests of the partners of the selling partnerships or the shareholders of the Trust.

         On February 3, 1998, Vinings commenced an action against the Sellers, their general partners and a related property management company seeking specific enforcement of the contract and damages for the defendant's willful breach of contract, lack of good faith negotiation and tortious interference in connection with the breach and termination of the contract. In a related case, the Sellers filed an action on January 29, 1998 seeking a declaratory judgement that the contract is not valid, binding and enforceable against them. Vinings is vigorously pursuing its claim. However, there can be no assurances that Vinings will prevail in its action or recover any damages.


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

         Vinings paid interest of $323,553 and $199,710 for the three months ended March 31, 1998 and 1997, respectively.


NOTE 10 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------

         Based on interest rates and other pertinent information available to Vinings as of March 31, 1998, the Trust estimates that the carrying value of cash and cash equivalents, the mortgage notes payable, the line of credit, and other liabilities approximate their fair values when compared to instruments of similar type, terms and maturity.

         Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 1998.
         Although management is not aware of any factors that would significantly affect its estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1997.


NOTE 11 - 1997 STOCK OPTION AND INCENTIVE PLAN
----------------------------------------------

         At the 1997 annual shareholders meeting held on July 1, 1997, Vinings adopted the Vinings Investment Properties Trust 1997 Stock Option and Incentive Plan (the "Plan") in order to provide incentives to officers, employees, Trustees, and other key persons. The Plan provides for the grant of share options, share appreciation rights, restricted and unrestricted share awards, performance share awards, and dividend equivalent rights.

         Under the Plan, the maximum number of shares that may be reserved and available for issuance is 10% of the total number of outstanding shares at any time plus 10% of the number of Units outstanding at any time that are subject to redemption rights. At March 31, 1998 the total number of shares available for issuance under the Plan was 132,305.

         On July 1, 1997, Vinings granted a total of 26,000 non-qualified share options (the "Options") to the officers, Trustees and certain key persons. The Options are exercisable at a price of $5.00 (based on a closing sales price of a share of the Trust on the Nasdaq SmallCap Market on June 30, 1997 of $4.56) and become exercisable in full on July 1, 1998. No options had been exercised as of March 31, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

Vinings Investment Properties Trust ("Vinings" or the "Trust") was organized on December 7, 1984 as a twenty year finite-life real estate investment trust
("REIT") whose original purpose was to invest in participating, shared appreciation, convertible and fixed rate mortgages and joint venture financing secured by office, industrial and retail facilities located throughout the United States. The Declaration of Trust provided, among other things, that the Trustees would use their best efforts to terminate the Trust within approximately ten years. The Trustees proceeded with the orderly liquidation of assets and the distribution of proceeds to the shareholders. As of December 31, 1995, all of the assets to be liquidated had been sold except the Hawthorne Note, as hereinafter defined, which was sold on January 3, 1996. The remaining assets of the Trust were Peachtree Business Center, a 75,000 square foot business park located in Atlanta, Georgia ("Peachtree") and approximately $163,000 in cash.

On January 31, 1996, Vinings Investment Properties, Inc. (the "Purchaser") commenced a cash tender offer (the "Tender Offer") for a minimum of a majority and a maximum of 85% of the outstanding shares of beneficial interest, without par value (the "Shares"), of the Trust. The Tender Offer expired in accordance with its terms at midnight on February 28, 1996, and the Purchaser accepted approximately 73.3% of the outstanding Shares. In connection with the consummation of the Tender Offer, all of the Trustees and officers of the Trust resigned and were replaced with designees of the Purchaser ("Management"). In addition, the Trust was an externally advised REIT for which it paid advisory fees to an unrelated third party (the "Advisor"). Upon consummation of the Tender Offer, the relationship with the Advisor was terminated and Vinings became self-administered.

The purpose of the Tender Offer was for Management to acquire control of the Trust and to rebuild Vinings assets by expanding into the multifamily real estate markets through the acquisition of garden style apartment communities which are leased to middle-income residents. Management believes that these investments will provide attractive sources of income to Vinings which will not only increase net income and provide cash available for future distributions, but will increase the value of Vinings' real estate portfolio as well.

On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. As of March 31, 1998, Vinings was the sole 1% general partner and an 80.67% limited partner in the Operating Partnership. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT").

On July 1, 1996, Vinings effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares. Shareholders tendered their Shares and received one Share for every eight Shares owned. Vinings has purchased and continues to purchase any fractional Shares at a cost of $5.50 per share. As of March 31, 1998, fractional Shares totaling 117 had been repurchased and retired leaving 1,080,508 Shares outstanding.

At March 31, 1998, Vinings' real estate assets were The Thicket Apartments, a 254-unit apartment community located in Atlanta, Georgia ("Thicket"), Windrush Apartments, a 202-unit apartment community located in Atlanta, Georgia ("Windrush") and Peachtree, which were 99%, 96% and 100% leased, respectively.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements of Vinings and the notes thereto.


RESULTS OF OPERATIONS
---------------------

Vinings' net loss for the three months ended March 31, 1998 decreased $13,377, or 26%, from $51,820 for the three months ended March 31, 1997 to $38,443 for the three months ended March 31, 1998.

Rental and other property revenues increased $420,301, or 71%, from $595,830 for the three month period ended March 31, 1997 to $1,016,131 for the three month period ended March 31, 1998. This increase is due primarily to the revenues generated in connection with Vinings' ownership of Windrush during 1998 which was not in Vinings' portfolio during the first quarter of 1997. In addition to the increased revenues generated from Windrush, revenues from both Thicket and Peachtree increased due to occupancy and rental rate increases.

Property operating and maintenance expense increased $116,107, or 45%, from $256,563 for the three months ended March 31, 1997 to $372,670 for the three months ended March 31, 1998. This increase is due primarily to the expenses generated in connection with Vinings' ownership of Windrush during 1998, which was not in Vinings' portfolio during the first quarter of 1997.

Depreciation and amortization increased by $51,904, or 49%, from $106,844 for the three months ended March 31, 1997 to $158,748 for the three months ended March 31, 1998, which is directly attributable to the acquisition of Windrush on December 19, 1997.
Depreciation and amortization from Peachtree and Thicket remained fairly constant.

Interest expense increased $131,781, or 66%, from $199,710 for the three months ended March 31, 1997 to $331,491 for the three months ended March 31, 1998, due primarily to the interest on the mortgage note secured by Windrush. Interest on Vinings' line of credit increased slightly due to the increased balance of the line of credit at March 31, 1998.

General and administrative expense increased $117,850, or 156%, from $75,316 for the three months ended March 31, 1997 to $193,166 for the three months ended March 31, 1998. Of this increase, $104,529 is legal and accounting, the majority of which is legal expense incurred in connection with the litigation involving the Portfolio Transaction. See Part II, Item 1 - Legal Proceedings and Note 8 to the Consolidated Financial Statements. The remainder of the increase is the accrual of overhead reimbursements to The Vinings Group totaling $15,000. See
Note 5 to the Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities decreased $1,464, or 1%, from $120,328 for the three months ended March 31, 1997 to $118,864 for the three months ended March 31, 1998.

Cash flows used in investing activities was $25,324 for the three months ended March 31, 1998, as compared to $61,511 for the three months ended March 31, 1997. All of the cash used in investing activities was used for capital expenditures at the properties.

Cash flows used in financing activities increased $22,428 from $12,625 for the three months ended March 31, 1997 to $35,053 for the three months ended March 31, 1998. These funds were used to make principal repayments on the mortgage notes payable and to retire shares of beneficial interest in the Trust. The increase is due to the principal payments made on the mortgage note payable secured by Windrush, which Vinings did not hold at March 31, 1997.

Net cash increased $58,487 for the three months ended March 31, 1998, compared to an increase of $46,192 for the three months ended March 31, 1997.

The cash held by Vinings at March 31, 1998, plus the cash flow from Vinings' assets, is expected to provide sources of liquidity to allow Vinings to meet all current operating obligations. In addition, the remaining balance of $281,896 on Vinings' $2,000,000 line of credit may be drawn for working capital needs or acquisition funding. It is anticipated that the line of credit, which is due in June 1998, will be renewed, refinanced or repaid through the issuance of new equity. (For additional information regarding the line of credit see Note 4 to Vinings' March 31, 1998 Consolidated Financial Statements). Management intends to continue ongoing discussions with capital sources, both public and private, as well as explore financing alternatives, so as to allow the Trust to expand and grow its income producing investments.


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


OTHER MATTERS
-------------

Vinings was informed on April 3, 1998 by NASDAQ that its shares no longer met certain maintenance requirements for continued listing on the SmallCap Market. Although the Trust believes that all requirements have been met, it made the strategic decision not to submit a proposal for achieving compliance so that its listing would be transferred from the SmallCap Market to the Over-the-Counter Bulletin Board. Vinings made this decision because it feels that its growth would have been severely hindered by newly implemented SmallCap requirements pertaining to shareholder approval of new share issuances. Therefore, effective April 28, 1998, Vinings' shares are traded on the Bulletin Board under the symbol "VIPIS."

Vinings is currently assessing the potential impact of the year 2000 on the processing of date sensitive information. The year 2000 issue is the result of many computer programs recognizing a date ending with "00" as the year 1900 rather than the year 2000, causing potential system failures or miscalculations which could result in disruptions of normal business operations. However, year 2000 computer issues are not expected to have a material adverse impact on Vinings' financial position, results of operations or cash flows in future periods. Vinings' software systems are either currently year 2000 compliant or will be compliant well in advance of January 1, 2000.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Vinings' actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a
difference  include  the  following:   the  inability  of  Vinings  to  identify
properties within existing multifamily property portfolios of entities affiliated with Management which will have a strategic fit with Vinings, the inability of Vinings to identify unaffiliated properties for acquisition, the less than satisfactory performance of any property which might be acquired by Vinings, the inability to access the capital markets in order to fund Vinings' present growth and expansion strategy, the cyclical nature of the real estate market generally and locally in Georgia and the surrounding southeastern states, the national economic climate, the local economic climate in Georgia and the surrounding southeastern states, and the local real estate conditions and competition in Georgia and the surrounding southeastern states. There can be no assurance that, as a result of the foregoing factors, Vinings' growth and expansion strategy will be successful or that the business and operations of Vinings will not be adversely affected thereby.

                                     PART II


                                OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

In August 1997, Vinings, through the Operating Partnership, began contract negotiations for the acquisition of a 2,365-unit portfolio of 16 multifamily properties. The sellers, which were 16 individual partnerships (the "Sellers"), were to contribute the properties to the Operating Partnership in exchange for a combination of Units and/or cash and the assumption of existing mortgage indebtedness (the "Portfolio Transaction"). The officers of Vinings spent substantial amounts of time and the Trust spent substantial amounts of money in its due diligence on the properties and in contract negotiations specifically for this portfolio. Vinings believes that it secured a binding commitment from the Sellers for the Portfolio Transaction. Conditional commitments for equity financing were obtained and Vinings was prepared to close on the transaction in early 1998. Within thirty days of closing, the general partner of the Sellers terminated the contract for reasons Vinings believes to be pretextual, in breach of the contract and not in the best interests of the partners of the selling partnerships or the shareholders of the Trust.

On February 3, 1998, Vinings commenced an action against the Sellers, their general partners and a related property management company seeking specific enforcement of the contract and damages for the defendant's willful breach of contract, lack of good faith negotiation and tortious interference in connection with the breach and termination of the contract. In a related case, the Sellers filed an action on January 29, 1998 seeking a declaratory judgement that the contract is not valid, binding and enforceable against them. Vinings is vigorously pursuing its claim. However, there can be no assurances that Vinings will prevail in its action or recover any damages.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits

         27 - Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended March 31, 1998.

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



Dated:   March 15, 1998