Form 10-Q
period 1998-06-30
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 1998-08-14
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarter ended June 30, 1998 Commission file number 0-13693


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

               (Exact name of registrant as specified in charter)



         Massachusetts                                            13-6850434
         ---------------                                      ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



3111 Paces Mill Road, Suite A-200, Atlanta, GA                       30339
------------------------------------------------               ----------------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code:            (770) 984-9500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes X             No___



     Shares of Beneficial Interest outstanding at August 8, 1998: 1,100,508

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                         INDEX OF FINANCIAL INFORMATION


PART I   FINANCIAL INFORMATION                                                                 PAGE

Item 1            Financial Statements

                  Consolidated Balance Sheets as of June 30, 1998 (unaudited)
                  and December 31, 1997                                                          3

                  Consolidated Statements of Operations (unaudited) for the
                  three and six months ended June 30, 1998 and June 30, 1997                     4

                  Consolidated Statements of Shareholders' Equity for the
                  six months ended June 30, 1998 (unaudited)                                     5

                  Consolidated Statements of Cash Flows (unaudited)
                  for the six months ended June 30, 1998 and 1997                                6

                  Notes to Consolidated Financial Statements                                     7

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            16

PART II  OTHER INFORMATION/SIGNATURE

Item 1            Legal Proceedings                                                              21

Item 4            Submission of Matters to a Vote of Security Holders                            21

Item 6            Exhibits and Reports on Form 8-K                                               22

                  Signature                                                                      23


                      VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                    June 30,        December 31,
                                                                                      1998             1997
                                                                                 --------------     -------------
ASSETS

Real estate assets:
    Land                                                                           $ 2,884,500       $ 2,884,500
    Buildings and improvements                                                      15,333,328        15,267,009
    Furniture, fixtures & equipment                                                  1,015,454         1,011,483
      Less:  accumulated depreciation                                               (1,347,661)       (1,036,311)
                                                                                 --------------     -------------

         Net real estate assets                                                     17,885,621        18,126,681

Cash and cash equivalents                                                              344,280           282,851
Cash escrows                                                                           435,590           314,684
Receivables and other assets                                                            76,535            63,402
Deferred financing costs, less accumulated amortization of $61,806 and
    $54,459 at June 30, 1998 and December 31, 1997, respectively                       154,516           169,968
Deferred leasing costs, less accumulated amortization of $21,341 and
    $39,087 at June 30, 1998 and December 31, 1997, respectively                        37,070           (12,979)
                                                                                 ==============     =============
Total assets                                                                      $ 18,933,612      $ 18,944,607
                                                                                 ==============     =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                                            $ 13,713,775      $ 13,784,566
Line of credit                                                                       1,463,104         1,718,104
Accounts payable and accrued liabilities                                               776,749           708,876
                                                                                 --------------     -------------
       Total liabilities                                                            15,953,628        16,211,546
                                                                                 --------------     -------------

Minority interest in Operating Partnership                                             546,231           509,209
                                                                                 --------------     -------------
Contingencies (Note 8)

Shareholders' equity:
    Shares  of  beneficial  interest,   without  par  value,   unlimited  shares
      authorized, 1,080,508 and 1,080,512 shares issued and outstanding
      at June 30, 1998 and December 31, 1997, respectively                          19,429,721        19,429,735

    Cumulative earnings                                                             37,382,561        37,217,597

    Cumulative distributions                                                       (54,378,529)      (54,378,529)
                                                                                 --------------     -------------
        Total shareholders' equity                                                    2,433,753         2,268,803
                                                                                 --------------     -------------
 Total liabilities and shareholders' equity                                        $ 18,933,612      $ 18,989,558
                                                                                 ==============     =============

The accompanying notes are an integral part of these consolidated financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        For the three months                 For the six months
                                                           Ended June 30,                      Ended June 30,
                                                    -----------------------------      -------------------------------

                                                       1998             1997              1998                1997
                                                    -----------      ------------      ------------       ------------
REVENUES

     Rental revenues                                 $ 987,560         $ 575,868       $ 1,964,375        $ 1,152,373
     Other property revenues                            35,034            23,747            74,350             43,072
     Other income                                      501,032               431           501,629                965
                                                    -----------      ------------      ------------       ------------
                                                      1,523,626          600,046         2,540,354          1,196,410
                                                    -----------      ------------      ------------       ------------

EXPENSES

     Property operating and maintenance                430,974           255,952           803,644            512,515
     Depreciation and amortization                     160,475           108,559           319,223            215,403
     Amortization of deferred financing costs            7,727             9,755            15,452             19,506
     Interest expense                                  330,224           200,206           661,715            399,916
     General and administrative                        345,159            84,745           538,325            160,061
                                                    -----------      ------------      ------------       ------------
                                                     1,274,559           659,217         2,338,359          1,307,401
                                                    -----------      ------------      ------------       ------------

     Income (loss) before minority interest            249,067           (59,171)          201,995           (110,991)
                                                    -----------      ------------      ------------       ------------

     Minority interest                                  45,660                 -            37,031                  -
                                                    -----------      ------------      ------------       ------------

     Net income (loss)                               $ 203,407         $ (59,171)        $ 164,964         $ (110,991)
                                                    ===========      ============      ============       ============
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED         $ 0.19           $ (0.05)           $ 0.15            $ (0.10)
                                                    ===========      ============      ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC          1,080,508         1,080,516         1,080,509          1,080,518
                                                    ===========      ============      ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED        1,323,054         1,080,516         1,323,055          1,080,518
                                                    ===========      ============      ============       ============

The accompanying notes are an integral part of these consolidated financial statements





                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     For the six months ended June 30, 1998
                                   (unaudited)


                                                        Shares of                                                        Total
                                                       beneficial           Cumulative           Cumulative          shareholders'
                                                        interest             earnings          distributions            equity
                                                     ----------------    -----------------    -----------------     ----------------

BALANCE AT DECEMBER 31, 1997                            $ 19,429,735         $ 37,217,597        $ (54,378,529)         $ 2,268,803

Net income                                                         -              164,964                    -              164,964

Retirement of shares                                             (14)                   -                    -                  (14)
                                                     ----------------    -----------------    -----------------     ----------------
BALANCE AT JUNE 30, 1998                                $ 19,429,721         $ 37,382,561        $ (54,378,529)         $ 2,433,753
                                                     ================    =================    =================     ================

The accompanying notes are an integral part of these consolidated financial statements




                      VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                For the six months ended June 30,
                                                                              -------------------------------------

                                                                                   1998                    1997
                                                                              --------------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                 $ 164,964             $ (110,991)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

        Depreciation and amortization                                               319,223                215,403
        Amortization of deferred financing costs                                     15,452                 19,506
        Minority interest of unitholders in Operating Partnership                    37,031                      -
        Changes in assets and liabilities:
           Cash escrows                                                            (120,906)                (8,538)
           Receivables and other assets                                             (13,133)                29,406
           Capitalized leasing costs                                                (12,979)               (21,352)
           Accounts payable and accrued liabilities                                  67,873                 43,949
                                                                              --------------           ------------
        Total adjustments                                                           292,561                278,374
                                                                              --------------           ------------
 Net cash provided by operating activities                                           457,525                167,383
                                                                              --------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

The Thicket capital expenditures                                                    (21,444)               (73,851)
Peachtree capital expenditures                                                      (26,869)                     -
Windrush  capital expenditures                                                      (21,978)                     -
                                                                              --------------           ------------
Net cash used in investing activities                                               (70,291)               (73,851)
                                                                              --------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal repayments on line of credit                                             (255,000)                     -
Principal repayments on mortgage payable                                            (70,791)               (25,419)
Purchase of retired shares                                                              (14)                   (70)
                                                                              --------------           ------------
Net cash used in investing activities                                              (325,805)               (25,489)
                                                                              --------------           ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            61,429                 68,043

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    282,851                171,736
                                                                              --------------           ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 344,280              $ 239,779
                                                                              ==============           ============

The accompanying notes are an integral part of these consolidated financial statements

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 1998

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

         On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. As of June 30, 1998, the Trust was the sole 1% general partner and an 80.67% limited partner in the Operating Partnership. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT").

         Vinings currently owns three real estate assets, which are (1) The Thicket Apartments ("Thicket"), a 254-unit apartment complex located in Atlanta, Georgia, owned through Thicket Apartments, L.P., a Delaware limited partnership of which the Operating Partnership is a 99% limited partner and Thicket Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Trust, is the sole general partner; (2) Windrush Apartments ("Windrush"), a 202-unit apartment community located in Atlanta, Georgia owned through Vinings Communities, L.P., a Delaware limited partnership of which the Operating Partnership is a 99% limited partner and the Trust is the sole general partner; and (3) Peachtree, an approximately 75,000 square foot, single-story business park located in Atlanta, Georgia, owned by the Operating Partnership. At June 30, 1998, Thicket, Windrush and Peachtree were 98%, 95% and 100% leased, respectively.

         On July 1, 1996, Vinings effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares. Shareholders tendered their Shares and received one Share for every eight Shares owned. Vinings has purchased and continues to purchase any fractional Shares at a cost of $5.50 per share. As of June 30, 1998, fractional Shares totaling 117 had been repurchased and retired leaving 1,080,508 Shares outstanding. All share and per share data included in the accompanying financial statements and notes thereto have been restated to reflect the Share Split.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The accompanying consolidated financial statements of Vinings include the consolidated accounts of the Trust and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The minority interest of the unitholders in the Operating Partnership on the accompanying balance sheet is calculated based on the minority interest ownership percentage (18.33% as of June 30, 1998) multiplied by the Operating Partnership's net assets. The minority interest of the unitholders in the income or loss of the Operating Partnership on the accompanying statement of operations is calculated based on the weighted average number of Shares and Units (as hereinafter defined) outstanding during the period. The term "Vinings" or "Trust" hereinafter refers to Vinings Investment Properties Trust and its subsidiaries, including the Operating Partnership.

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


         Real Estate Assets
         ------------------
         Real estate assets are stated at depreciated cost less reductions for impairment, if any. In identifying potential impairment, management considers such factors as declines in a property's operating performance or market value, a change in use, or adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from the asset's use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset's carrying cost, the asset is written down to its fair value. In management's opinion, there has been no impairment of Vinings' real estate assets as of June 30, 1998.

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

         The following is a reconciliation of net income (loss) available to the common shareholders and the weighted average shares used in Vinings' basic and diluted net income (loss) per share computations:

                                                    For the three months                 For the six months
                                                       Ended June 30,                      Ended June 30,
                                              -------------------------------- -----------------------------------
                                                    1998             1997              1998             1997
                                              --------------------------------------------------------------------

     Net income (loss) - basic                     $203,407        $(59,171)          $164,964        $(110,991)
     Minority interest                               45,660             -               37,031                -
                                               ===================================================================
     Net income (loss) - diluted                   $249,067        $(59,171)          $201,995        $(110,991)
                                               ===================================================================

     Weighted average shares - basic              1,080,508      1,080,516           1,080,509        1,080,518
     Dilutive Securities
         Weighted average Units in
         Operating Partnership                      242,546              -             242,546                -
         Share options                                    -              -                   -                -
                                               ===================================================================
     Weighted average shares - diluted            1,323,054      1,080,516           1,323,055        1,080,518
                                               ===================================================================

         Units in the Operating Partnership held by the minority unitholders are redeemable for Shares of the Trust on a one-for-one basis, or for cash, at the option of the Trust. For the three and six months ended June 30, 1998, the dilutive effect of share options on Vinings' net income per share calculations were excluded, as the impact of such share options was antidilutive.

         Reclassification
         ----------------
         Certain 1997 financial statement amounts have been reclassified to conform with the current year presentation.


NOTE 3 - REAL ESTATE ASSETS

         Windrush Apartments
         -------------------
         On December 19, 1997, Vinings acquired Windrush for a purchase price of $7,555,000 consisting of the assumption of an existing mortgage loan in the amount of $6,464,898 and other liabilities and the issuance of 224,330 limited partnership units in the Operating Partnership ("Units").


         The Thicket Apartments
         ----------------------
         On June 28, 1996, Vinings acquired Thicket for a purchase price of $8,650,000. The acquisition was financed by a mortgage loan on the property in the amount of $7,392,000 and borrowings from Vinings' line of credit.


         Peachtree Business Center
         -------------------------
         Vinings acquired Peachtree through a deed-in-lieu of foreclosure on April 12, 1990. Peachtree was recorded at $1,700,000, its fair market value, which was less than the book value of the Trust's mortgage investment at the date of foreclosure. Subsequent to the acquisition, approximately $1,115,000 of improvements have been capitalized.


         Acquisition Transaction
         -----------------------
         On June 18, 1998 Vinings entered into 18 separate contracts to purchase 14 multifamily communities totaling 2,184 units (the "Portfolio"). The Portfolio will be acquired for an aggregate purchase price of $104,434,605, consisting of cash and the assumption of existing debt (the "Acquisition Transaction"). Vinings is currently in the process of conducting its due diligence. The contracts are subject to various approvals from third parties for the assumption of the mortgage notes, as well as certain customary conditions, including without limitation, satisfactory due diligence review. If Vinings is satisfied with its due diligence review, obtains sufficient capital to finance the transaction and certain other closing conditions are met, the closing of the Portfolio could take place during the third and fourth quarters of 1998. However, there can be no assurance that the Portfolio acquisition will take place.

NOTE 4 - NOTES PAYABLE

         Mortgage Notes Payable
         ----------------------
         At June 30, 1998, Vinings had the following mortgage notes payable:

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

         At June 30, 1998, the total outstanding principal for both notes was $13,713,775. Scheduled maturites of the mortgage notes payable as of June 30, 1998 are as follows:

                         1998            $    73,710
                         1999                156,664
                         2000                169,860
                         2001                184,179
                         2002                199,716
                         Thereafter       12,929,646
                                         -----------
                             Total       $13,713,775
                                         ===========


         Line of Credit
         --------------
         Vinings renewed for six months its line of credit in the amount of $2,000,000, which expired on June 28, 1998. The line of credit bears interest at the bank's base rate, which approximates prime. At June 30, 1998, the interest rate was 8.50%. Interest is payable monthly with the entire principal balance due on December 28, 1998. It is anticipated that the line of credit will be repaid from new equity sources prior to its expiration. The line of credit is secured by Peachtree. At June 30, 1998, the outstanding balance of the line of credit was $1,463,104.


NOTE 5 - RELATED PARTY TRANSACTIONS

         Vinings entered into management agreements with Vinings Properties, Inc. to provide property management services for Thicket and Windrush for a fee equal to five percent of gross revenues plus a fee for data processing. Vinings Properties, Inc. is an affiliate of certain officers and Trustees of Vinings. A total of $100,207 and $45,560 in management fees and $13,680 and $7,620 in data processing fees were incurred by Vinings during the six month periods ended June 30, 1998 and 1997, respectively.

         In addition, as a commitment to the rebuilding of Vinings, prior to 1998 The Vinings Group, Inc., the parent corporation of Vinings Properties, Inc. (collectively, "The Vinings Group"), provided numerous services at no cost to Vinings relating to administration, acquisition, and capital and asset advisory services. Certain direct costs paid on Vinings' behalf have been reimbursed to The Vinings Group and beginning January 1, 1998, The Vinings Group has charged Vinings nominal amounts for the reimbursement of certain overhead charges. However, while Vinings has been in its initial growth stages, The Vinings Group has been committed to providing as many services as possible to promote the Trust's growth. A total of $22,500 and $22,500 were paid for the six month periods ended June 30, 1998 and 1997, respectively, to The Vinings Group for shareholder services provided for the sole benefit of Vinings by one of The Vinings Group's employees. In addition, a total of $30,000 has been accrued for the six month period ended June 30, 1998 to The Vinings Group for the reimbursement of overhead expenses. The officers did not receive compensation from Vinings for their services during the first and second quarters of 1998 except for the restricted stock, as hereinafter defined, awarded on July 1, 1998. ( See Note 11 to Vinings June 30, 1998 Consolidated Financial Statements.)


NOTE 6 - DISTRIBUTIONS

         There were no distributions declared or distributed for the periods ended June 30, 1998 and 1997. Since the consummation of the Tender Offer, management has not declared any dividends. In an effort to rebuild Vinings' assets, all operating cash flow has been reserved for future growth and expansion. However, as assets are acquired and operating cash flow increases, Vinings intends to pay distributions to shareholders in amounts at least sufficient to enable the Trust to qualify as a REIT.


NOTE 7 - LEASING ACTIVITY

         The following is a schedule of future minimum rents due under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 1998, at Peachtree:

                             1998             $  254,415
                             1999                516,577
                             2000                396,903
                             2001                292,052
                             2002                120,559
                                             -----------
                             Total            $1,580,506
                                             ===========

         One tenant generated 53% of Peachtree's revenues for the period ended June 30, 1998. The same tenant accounts for 70% of the future minimum lease payments.


NOTE 8 - CONTINGENCIES

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

         On February 3, 1998, Vinings commenced an action against the Sellers, their general partners and a related property management company seeking specific enforcement of the contract and damages for the defendant's willful breach of contract, lack of good faith negotiation and tortious interference in connection with the breach and termination of the contract. In a related case, the Sellers filed an action on January 29, 1998 seeking a declaratory judgement that the contract was not valid, binding and enforceable against them.

         On June 3, 1998, a settlement was agreed to between the parties pursuant to a Settlement Agreement and Mutual Release, the terms of which are confidential. All pending claims have been dismissed. Amounts received under the Settlement Agreement and Mutual Release are included in other income in the accompanying statement of operations.


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

         Vinings paid interest of $650,130 and $399,916 for the six months ended June 30, 1998 and 1997, respectively.

NOTE 10 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         Based on interest rates and other pertinent information available to Vinings as of June 30, 1998, the Trust estimates that the carrying value of cash and cash equivalents, the mortgage notes payable, the line of credit, and other liabilities approximate their fair values when compared to instruments of similar type, terms and maturity.

         Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 1998.
         Although management is not aware of any factors that would significantly affect its estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 1998.


NOTE 11 - 1997 STOCK OPTION AND INCENTIVE PLAN

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

         Under the Plan, the maximum number of shares that may be reserved and available for issuance is 10% of the total number of outstanding shares at any time plus 10% of the number of Units outstanding at any time that are subject to redemption rights. At June 30, 1998 the total number of shares available for issuance under the Plan was 132,305.

         On July 1, 1997, Vinings granted a total of 26,000 non-qualified share options (the "1997 Options") to the officers, Trustees and certain key persons. The 1997 Options are exercisable at a price of $5.00 (based on a closing sales price of a share of the Trust on the Nasdaq SmallCap Market on June 30, 1997 of $4.56) and became exercisable in full on July 9, 1998. No options had been exercised as of June 30, 1998.

         On June 9, 1998, Vinings granted a total of 81,250 non-qualified share options (the "1998 Options") to the officers, Trustees and certain key persons. The 1998 Options are exercisable at a price of $4.00 (based on the Fair Market Value of a share of the Trust on the grant date) and become exercisable in full on June 9, 1999.

         On July 1, 1998 Vinings awarded 20,000 shares of restricted stock to the officers and certain trustees (the "Restricted Stock"), representing a total value of $80,000 (based on the Fair Market Value of a share of the Trust on the award date) which was accrued on June 30, 1998. The Restricted Stock was awarded as compensation for services provided to the Trust by such officers and certain trustees as well as The Vinings Group.


NOTE 12 - SUBSEQUENT EVENT

         In addition to the Acquisition Transaction described in Note 3, on August 11, 1998 Vinings entered into contracts for the purchase of two apartment communities in Atlanta, Georgia totaling 482 units (the "Atlanta Properties"). The combined purchase price totals $19,500,000 and consists of the assumption of the existing debt on one of the communities and the remainder in cash. Vinings has just begun its due diligence review. The contracts are subject to various approvals from third parties for the assumption of the mortgage note, as well as certain customary conditions, including without limitation, satisfactory due diligence review. If Vinings is satisfied with its due diligence review, obtains sufficient capital to finance the transaction and certain other closing conditions are met, management anticipates that the closing of the Atlanta Properties could take place either simultaneously with or shortly after the closing of the Acquisition Transaction. However, there can be no assurance that the acquisition will take place.

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

On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. As of June 30, 1998, Vinings was the sole 1% general partner and an 80.67% limited partner in the Operating Partnership. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT").

On July 1, 1996, Vinings effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares. Shareholders tendered their Shares and received one Share for every eight Shares owned. Vinings has purchased and continues to purchase any fractional Shares at a cost of $5.50 per share. As of June 30, 1998, fractional Shares totaling 117 had been repurchased and retired leaving 1,080,508 Shares outstanding.

At June 30, 1998, Vinings' real estate assets were The Thicket Apartments, a 254-unit apartment community located in Atlanta, Georgia ("Thicket"), Windrush Apartments, a 202-unit apartment community located in Atlanta, Georgia ("Windrush") and Peachtree, which were 98%, 95% and 100% leased, respectively.

On June 18, 1998 Vinings entered into 18 contracts to purchase 14 multifamily communities totaling 2,184 units (the "Portfolio"). The Portfolio will be acquired for an aggregate purchase price of $104,434,605, consisting of cash and the assumption of existing debt. Vinings is currently in the process of conducting its due diligence. The contracts are subject to various approvals from third parties for the assumption of the mortgage notes, as well as certain customary conditions, including without limitation, satisfactory due diligence review. If Vinings is satisfied with its due diligence review, obtains sufficient capital to finance the transaction and certain other closing conditions are met, the closing of the Acquisition Transaction could take place during the third and fourth quarters of 1998. However, there can be no assurance that the acquisition will take place.

On August 11, 1998 Vinings entered into contracts for the purchase of two apartment communities in Atlanta, Georgia totaling 482 units (the "Atlanta Properties"). The combined purchase price totals $19,500,000 and consists of the assumption of the existing debt on one of the communities and the remainder in cash. Vinings has just begun its due diligence review. The contracts are subject to various approvals from third parties for the assumption of the mortgage note, as well as certain customary conditions, including without limitation, satisfactory due diligence review. If Vinings is satisfied with its due diligence review, obtains sufficient capital to finance the transaction and certain other closing conditions are met, management anticipates that the closing of the Atlanta Properties could take place either simultaneously with or shortly after the closing of the Acquisition Transaction. However, there can be no assurance that the acquisition will take place.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements of Vinings and the notes thereto.


RESULTS OF OPERATIONS
---------------------

Rental and other property revenues increased $422,979, or 71%, from $599,615 for the three months ended June 30, 1997 to $1,022,594 for the same period in 1998, and $843,280, or 71%, from $1,195,445 for the six months ended June 30, 1997 to $2,038,725 for the same period in 1998. This increase is due primarily to the revenues generated in connection with Vinings' ownership of Windrush during 1998 which was not in Vinings' portfolio during the first and second quarters of 1997. In addition to the increased revenues generated from Windrush, revenues from both Thicket and Peachtree increased due to occupancy and rental rate increases.

Other income of $501,032 was generated for the three months and $501,629 for the six months ended June 30, 1998 due primarily to proceeds received from the settlement of the previously disclosed litigation in connection with the Portfolio Transaction. (See Part II, Item 1 - Legal Proceedings and Note 8 to Vinings' June 30, 1998 Consolidated Financial Statements.)

Property operating and maintenance expense increased by $175,022, or 68%, from $255,952 for the three months ended June 30, 1997, to $430,974 for the same period in 1998, and $291,129, or 57%, from $512,515 for the six months ended June 30, 1997 to $803,644 for the same period in 1998. This increase is due primarily to the expenses generated in connection with Vinings' ownership of Windrush during 1998, which was not in Vinings' portfolio during the first and second quarters of 1997.

Depreciation and amortization increased by $51,916, or 48%, from $108,559 for the three months ended June 30, 1997 to $160,475 for the same period in 1998, and $103,820, or 48%, from $215,403 for the six months ended June 30, 1997 to $319,223 for the same period in 1998. This increase is due primarily to depreciation generated in connection with Vinings' ownership of Windrush during 1998, which was not in Vinings' portfolio during the first and second quarters of 1997. Amortization of capitalized lease commissions at Peachtree also increased slightly.

Interest expense increased $130,018, or 65%, from $200,206 for the three months ended June 30, 1997 to $330,224 for the same period in 1998, and $261,799, or 65%, from $399,916 for the six months ended June 30, 1997 to $661,715 for the same period in 1998, due primarily to the interest on the mortgage note secured by Windrush. Interest on Vinings' line of credit increased slightly due to the increased balance of the line of credit.

General and administrative expense increased $260,414 or 307%, from $84,745 for the three months ended June 30, 1997 to $345,159 for the same period in 1998, and $378,264, or 236% from $160,061 for the six months ended June 30, 1997 to $538,325 for the same period in 1998. Of this increase, $158,752 and $263,282, for the three months and six months ended respectively, is legal and accounting, the majority of which is legal expense incurred in connection with the litigation involving the Portfolio Transaction. (See Part II, Item 1 - Legal Proceedings and Note 8 to Vinings June 30, 1998 Consolidated Financial Statements.) In addition, $80,000 of the increase is the accrual of compensation expense relating to the Restricted Stock awarded on July 1, 1998. (See Note 11 to Vinings June 30, 1998 Consolidated Financial Statements.) The remainder of the increase is the accrual of overhead reimbursements to The Vinings Group totaling $15,000 and $30,000 for the three months and six months ended June 30, 1998, respectively. (See Note 5 to Vinings June 30, 1998 Consolidated Financial Statements.)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities increased $290,142, or 173%, from $167,383 for the six months ended June 30, 1997 to $457,525 for the six months ended June 30, 1998. This increase is due primarily to the proceeds from the Portfolio Transaction settlement, net of litigation costs. Property operations from Windrush also contributed to this increase.

Cash flows used in investing activities are for capital expenditures at the properties and remained fairly constant for the six months ended June 30, 1997 and 1998.

Cash flows used in financing activities increased $300,316 from $25,489 for the six months ended June 30, 1997 to $325,805 for the same period in 1998. Of this increase, $255,000 is due to principal repayments on the line of credit and $45,372 is attributable to the principal repayments made on the mortgage note payable secured by Windrush, which Vinings did not hold at June 30, 1997.

The cash held by Vinings at June 30, 1998, plus the cash flow from Vinings' assets, is expected to provide sources of liquidity to allow Vinings to meet all current operating obligations. In addition, the remaining balance of $536,896 on Vinings' $2,000,000 line of credit may be drawn for working capital needs or acquisition funding. It is anticipated that the line of credit, which is due in December 1998, will be repaid through the issuance of new equity in connection with the Acquisition Transaction. (For additional information regarding the line of credit see Note 4 to Vinings' June 30, 1998 Consolidated Financial Statements). It is anticipated that the Acquisition Transaction and the acquisition of the Atlanta Properties will be funded through the assumption of existing debt and cash provided by the issuance of new equity in a private transaction. (See Note 3 to Vinings June 30, 1998 Consolidated Financial Statements). There can be no assurance, however, that Vinings will be able to raise the necessary equity to finance these transactions.

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


OTHER MATTERS
-------------

Vinings was informed on April 3, 1998 by NASDAQ that its shares no longer met certain maintenance requirements for continued listing on the SmallCap Market. Although the Trust believes that all requirements had been met, it made the strategic decision not to submit a proposal for achieving compliance so that its listing would be transferred from the SmallCap Market to the Over-the-Counter Bulletin Board. Vinings made this decision because it feels that its growth would have been severely hindered by newly implemented SmallCap requirements pertaining to shareholder approval of new share issuances. Therefore, effective April 28, 1998, Vinings' shares are traded on the Bulletin Board under the symbol "VIPIS."

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

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Vinings' actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a
difference  include  the  following:   the  inability  of  Vinings  to  identify
properties within existing multifamily property portfolios of entities affiliated with Management which will have a strategic fit with Vinings, the inability of Vinings to identify unaffiliated properties for acquisition, the inability of Vinings to close the transactions currently under contract, including the Acquisition Transaction and the Atlanta Properties or such other contracts as Vinings may enter into in the future, the less than satisfactory performance of any property which might be acquired by Vinings, the inability to access the capital markets in order to fund Vinings' present growth and expansion strategy, the cyclical nature of the real estate market generally and locally in Georgia and the surrounding southeastern states, the national economic climate, the local economic climate in Georgia and the surrounding southeastern states, and the local real estate conditions and competition in Georgia and the surrounding southeastern states. There can be no assurance that, as a result of the foregoing factors, Vinings' growth and expansion strategy will be successful or that the business and operations of Vinings will not be adversely affected thereby.

                                     PART II



                                OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

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

On February 3, 1998, Vinings commenced an action against the Sellers, their general partners and a related property management company seeking specific enforcement of the contract and damages for the defendant's willful breach of contract, lack of good faith negotiation and tortious interference in connection with the breach and termination of the contract. In a related case, the Sellers filed an action on January 29, 1998 seeking a declaratory judgement that the contract was not valid, binding and enforceable against them.

On June 3, 1998, a settlement was agreed to between the parties pursuant to a Settlement Agreement and Mutual Release, the terms of which are confidential. All pending claims have been dismissed.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

The Trust held its annual meeting of shareholders (the "Annual Meeting") on June 2, 1998. At the Annual Meeting, the shareholders voted to elect Peter D. Anzo, Stephanie A. Reed, Martin H. Petersen, Gilbert H. Watts, Jr., Phill D. Greenblatt, Henry Hirsch and James D. Ross to serve as Trustees of the Trust until the 1999 annual meeting of shareholders. The following table sets forth the results of the shareholder votes with respect to the election of the Trustees.

                   TRUSTEES                   FOR          AGAINST
                   --------                   ---          -------
            Peter D. Anzo                    999,621         5,551
            Stephanie A. Reed              1,000,821         4,351
            Martin H. Petersen               913,509        91,663
            Gilbert H. Watts, Jr.          1,000,821         4,351
            Phill D. Greenblatt            1,000,821         4,351
            Henry Hirsch                   1,000,821         4,351
            James D. Ross                  1,000,758         4,414

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27 - Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended June 30, 1998.

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



Dated:   August 14, 1998