Form 10-Q/A
period 1998-06-30
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 1998-08-31
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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


                      VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                    June 30,        December 31,
                                                                                      1998             1997
                                                                                 --------------     -------------
ASSETS

Real estate assets:
    Land                                                                           $ 2,884,500       $ 2,884,500
    Buildings and improvements                                                      15,333,328        15,267,009
    Furniture, fixtures & equipment                                                  1,015,454         1,011,483
      Less:  accumulated depreciation                                               (1,347,661)       (1,036,311)
                                                                                 --------------     -------------

         Net real estate assets                                                     17,885,621        18,126,681

Cash and cash equivalents                                                              344,280           282,851
Cash escrows                                                                           435,590           314,684
Receivables and other assets                                                            76,535            63,402
Deferred financing costs, less accumulated amortization of $61,806 and
    $54,459 at June 30, 1998 and December 31, 1997, respectively                       154,516           169,968
Deferred leasing costs, less accumulated amortization of $21,341 and
    $39,087 at June 30, 1998 and December 31, 1997, respectively                        37,070            31,792
                                                                                 ==============     =============
Total assets                                                                      $ 18,933,612      $ 18,989,558
                                                                                 ==============     =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                                            $ 13,713,775      $ 13,784,566
Line of credit                                                                       1,463,104         1,718,104
Accounts payable and accrued liabilities                                               776,749           708,876
                                                                                 --------------     -------------
       Total liabilities                                                            15,953,628        16,211,546
                                                                                 --------------     -------------

Minority interest in Operating Partnership                                             546,231           509,209
                                                                                 --------------     -------------
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



Dated:   August 26, 1998