Form 10-Q
period 1998-09-30
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 1998-11-16
CIK 759174

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

                         Commission file number: 0-13693
                         -------------------------------


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
               (Exact name of registrant as specified in charter)


         Massachusetts                                            13-6850434
         --------------                                      -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


3111 Paces Mill Road, Suite A-200, Atlanta, GA                      30339
------------------------------------------------             -------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:            (770) 984-9500







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No___



    Shares of Beneficial Interest outstanding at November 6, 1998: 1,100,507

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                         INDEX OF FINANCIAL INFORMATION

PART I   FINANCIAL INFORMATION                                              PAGE

Item 1   Financial Statements

         Consolidated Balance Sheets as of September 30, 1998 (unaudited)
         and December 31, 1997                                                 3

         Consolidated Statements of Operations (unaudited) for the
         three and nine months ended September 30, 1998 and 1997               4

         Consolidated Statements of Shareholders' Equity for the
         nine months ended September 30, 1998 (unaudited)                      5

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 1998 and 1997                 6

         Notes to Consolidated Financial Statements                            7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  17

PART II  OTHER INFORMATION/SIGNATURE

Item 1            Legal Proceedings                                           23

Item 6            Exhibits and Reports on Form 8-K                            23

                  Signature                                                   24

                                     PAGE 3

                      VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                September 30,       December 31,
                                                                                    1998               1997
                                                                                -------------      -------------
ASSETS
------

Real estate assets:
    Land                                                                         $ 2,884,500       $ 2,884,500
    Buildings and improvements                                                    15,376,032        15,267,009
    Furniture, fixtures & equipment                                                1,023,239         1,011,483
      Less:  accumulated depreciation                                             (1,505,911)       (1,036,311)
                                                                                -------------      ------------

         Net real estate assets                                                   17,777,860        18,126,681

Cash and cash equivalents                                                            195,885           282,851
Cash escrows                                                                         387,466           314,684
Receivables and other assets                                                         747,158            63,402
Deferred financing costs, less accumulated amortization of $69,532 and
    $54,459 at September 30, 1998 and December 31, 1997, respectively                146,790           169,968
Deferred leasing costs, less accumulated amortization of $26,573 and
    $39,087 at September 30, 1998 and December 31, 1997, respectively                 43,679            31,972
                                                                                -------------      ------------
Total assets                                                                    $ 19,298,838       $18,989,558
                                                                                =============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Mortgage notes payable                                                          $ 13,677,292       $13,784,566
Line of credit                                                                     1,999,900         1,718,104
Accounts payable and accrued liabilities                                             612,256           708,876
                                                                                -------------      ------------
       Total liabilities                                                          16,289,448        16,211,546
                                                                                -------------      ------------
Minority interest in Operating Partnership                                           543,474           509,209
                                                                                -------------      ------------
Contingencies (Note 8)

Shareholders' equity:
    Shares of beneficial interest, without par value, unlimited shares authorized, 1,100,507 and 1,080,512 shares issued and outstanding
      at September 30, 1998 and December 31, 1997, respectively                   19,503,057        19,429,735

    Cumulative earnings                                                           37,341,388        37,217,597

    Cumulative distributions                                                     (54,378,529)      (54,378,529)
                                                                                -------------      ------------
       Total shareholders' equity                                                  2,465,916         2,268,803
                                                                                -------------      ------------
Total liabilities and shareholders' equity                                      $ 19,298,838       $18,989,558
                                                                                =============      ============

The accompanying notes are an integral part of these financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     For the three months ended      For the nine months ended
                                                          September 30                     September 30
                                                     --------------------------      ----------------------------
                                                      1998           1997               1998            1997
                                                     ----------  -------------      -------------   -------------
REVENUES
--------

     Rental revenues                                 $ 988,340      $ 613,118         $2,952,715      $1,765,491
     Other property revenues                            34,602         21,679            108,952          64,751
     Other income                                          316            939            501,945           1,903
                                                     ----------  -------------      -------------   -------------
                                                     1,023,258        635,736          3,563,612       1,832,145
                                                     ----------  -------------      -------------   -------------
EXPENSES
--------

     Property operating and maintenance                409,629        247,440          1,213,273         759,954
     Depreciation and amortization                     163,482        108,436            482,706         323,839
     Amortization of deferred financing costs            7,726          7,726             23,177          27,231
     Interest expense                                  337,114        200,280            998,829         600,196
     General and administrative                        155,898         90,479            694,223         250,540
                                                     ----------  -------------      -------------   -------------
                                                     1,073,849        654,361          3,412,208       1,961,760
                                                     ----------  -------------      -------------   -------------
     Income (loss) before minority interest            (50,591)       (18,625)           151,404        (129,615)
                                                     ----------  -------------      -------------   -------------
     Minority interest                                  (9,136)             -             27,613               -
                                                     ----------  -------------      -------------   -------------
     Net income (loss)                               $ (41,455)     $ (18,625)         $ 123,791      $ (129,615)
                                                     ==========  =============      =============   =============

NET INCOME (LOSS) PER SHARE - BASIC                    $ (0.04)       $ (0.02)            $ 0.11         $ (0.12)
                                                     ==========  =============      =============   =============

NET INCOME (LOSS) PER SHARE - DILUTED                  $ (0.04)       $ (0.02)            $ 0.11         $ (0.12)
                                                     ==========  =============      =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC           1,100,508      1,080,513          1,087,348       1,080,516
                                                     ==========  =============      =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED         1,346,650      1,080,513          1,334,961       1,080,516
                                                     ==========  =============      =============   =============

The accompanying notes are an integral part of these financial statements.



                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the nine months ended September 30, 1998
                                   (unaudited)



                                                        Shares of                                                       Total
                                                       beneficial           Cumulative           Cumulative         shareholders'
                                                        interest             earnings          distributions           equity
                                                     ----------------    -----------------    -----------------    ----------------

BALANCE AT DECEMBER 31, 1997                            $ 19,429,735         $ 37,217,597         $(54,378,529)        $ 2,268,803

Net income                                                         -              123,791                    -             123,791

Adjustment for minority interest of unitholders               (6,661)                   -                    -              (6,661)

Issuance of shares to officers and directors                  80,000                    -                    -              80,000

Retirement of shares                                             (17)                   -                    -                 (17)
                                                     ----------------    -----------------    -----------------    ----------------

BALANCE AT SEPTEMBER 30, 1998                           $ 19,503,057         $ 37,341,388         $(54,378,529)        $ 2,465,916
                                                     ================    =================    =================    ================

The accompanying notes are an integral part of these financial statements.

                                     PAGE 6

                      VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                  For the nine months
                                                                                  ended September 30,
                                                                                -----------------------

                                                                                   1998          1997
                                                                                ----------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                $ 123,791    $(129,615)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

        Depreciation and amortization                                             482,706       323,839
        Amortization of deferred financing costs                                   23,177        27,231
        Minority interest of unitholders in Operating Partnership                  27,613             -
        Non cash compensation expense                                              80,000             -
        Changes in assets and liabilities:
           Cash escrows                                                           (72,782)      (63,442)
           Receivables and other assets                                           (43,293)      (20,540)
           Capitalized leasing costs                                              (24,821)      (34,034)
           Accounts payable and accrued liabilities                               (96,620)       66,583
                                                                                -----------    --------

        Total adjustments                                                         375,980       299,637
                                                                                -----------    --------

Net cash provided by operating activities                                         499,771       170,022
                                                                                -----------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

The Thicket capital expenditures                                                  (36,473)      (82,250)
Peachtree capital expenditures                                                    (33,711)      (25,892)
Windrush capital expenditures                                                     (50,595)            -
Refundable deposits and acquisition costs                                        (640,463)            -
                                                                                -----------    --------

Net cash used in investing activities                                            (761,242)     (108,142)
                                                                                -----------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from line of credit                                                  281,796             -
Principal repayments on mortgage notes payable                                   (107,274)      (38,564)
Purchase of retired shares                                                            (17)          (81)
                                                                                -----------    --------

Net cash provided by (used in) investing activities                               174,505       (38,645)
                                                                                -----------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (86,966)       23,235

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  282,851       171,736
                                                                                -----------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 195,885      $194,971
                                                                                ===========    ========

The accompanying notes are an integral part of these financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 1998

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

         On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. As of September 30, 1998, the Trust was the sole 1% general partner and an 80.94% limited partner in the Operating Partnership. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT").

         Vinings currently owns three real estate assets, which are (1) The Thicket Apartments ("Thicket"), a 254-unit apartment complex located in Atlanta, Georgia, owned through Thicket Apartments, L.P., a Delaware limited partnership of which the Operating Partnership is a 99% limited partner and Thicket Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Trust, is the sole general partner; (2) Windrush Apartments ("Windrush"), a 202-unit apartment community located in Atlanta, Georgia owned through Vinings Communities, L.P., a Delaware limited partnership of which the Operating Partnership is a 99% limited partner and the Trust is the sole general partner; and (3) Peachtree, an approximately 75,000 square foot, single-story business park located in Atlanta, Georgia, owned by the Operating Partnership. At September 30, 1998, Thicket, Windrush and Peachtree were 100%, 97% and 100% leased, respectively.

         On July 1, 1996, Vinings effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares. Shareholders tendered their Shares and received one Share for every eight Shares owned. Vinings has purchased and continues to purchase any fractional
         Shares at a cost of $5.50 per share. As of September 30, 1998, fractional Shares totaling 118 had been repurchased and retired. All share and per share data included in the accompanying financial statements and notes thereto have been restated to reflect the Share Split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The accompanying consolidated financial statements of Vinings include the consolidated accounts of the Trust and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The minority interest of the unitholders in the Operating Partnership on the accompanying balance sheet is calculated based on the minority interest ownership percentage (18.06% as of September 30, 1998) multiplied by the Operating Partnership's net assets. The minority interest of the unitholders in the income or loss of the Operating Partnership on the accompanying statement of operations is calculated based on the weighted average number of Shares and Units (as hereinafter defined) outstanding during the period. The term "Vinings" or "Trust" hereinafter refers to Vinings Investment Properties Trust and its subsidiaries, including the Operating Partnership.

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


         Real Estate Assets
         ------------------
         Real estate assets are stated at depreciated cost less reductions for impairment, if any. In identifying potential impairment, management considers such factors as declines in a property's operating performance or market value, a change in use, or adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from the asset's use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset's carrying cost, the asset is written down to its fair value. In management's opinion, there has been no impairment of Vinings' real estate assets as of September 30, 1998.

         Ordinary repairs and maintenance are expensed as incurred. Major improvements and replacements are capitalized and depreciated over their estimated useful lives when they extend the useful life, increase capacity or improve efficiency of the related asset. Depreciation is computed on a straight-line basis over the useful lives of the real estate assets (buildings and improvements, 5-40 years; furniture, fixtures and equipment, 3-5 years; and tenant improvements, generally over the life of the related lease.)

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

         The following is a reconciliation of net income (loss) available to the common shareholders and the weighted average shares used in Vinings' basic and diluted net income (loss) per share computations:

                                                   For the three months              For the nine months
                                                    Ended September 30,              Ended September 30,
                                             --------------------------------   ---------------------------------
                                                      1998            1997              1998             1997
                                             --------------------------------   ---------------------------------

    Net income (loss) - basic                      $(41,455)       $(18,625)          $123,791        $(129,615)
    Minority interest                                (9,136)            -               27,613                -
                                             --------------------------------   --------------------------------
    Net income (loss) - diluted                    $(50,591)       $(18,625)          $151,404        $(129,615)
                                             ================================   ================================

    Weighted average shares - basic               1,100,508       1,080,513          1,087,348        1,080,516
    Dilutive Securities

        Weighted average Units in
        Operating Partnership                       242,546              -             242,546                -

        Share options                                 3,596              -               5,067                -
                                             --------------------------------   --------------------------------
    Weighted average shares - diluted             1,346,650       1,080,513          1,334,961        1,080,516
                                             ================================   ================================

         Units in the Operating Partnership held by the minority unitholders are redeemable for Shares of the Trust on a one-for-one basis, or for cash, at the option of the Trust. For the three and the nine months ended September 30, 1998 options to purchase 27,500 shares were excluded and for the three and the nine months ended September 30, 1997 options to purchase 26,000 shares were excluded as the impact of such options was antidilutive.

         Reclassification
         ----------------
         Certain 1997 financial statement amounts have been reclassified to conform with the current year presentation.


NOTE 3 - REAL ESTATE ASSETS

         Windrush Apartments
         --------------------
         On December 19, 1997, Vinings acquired Windrush for a purchase price of $7,555,000 consisting of the assumption of an existing mortgage loan in the amount of $6,464,898 and other liabilities and the issuance of 224,330 limited partnership units in the Operating Partnership ("Units").


         The Thicket Apartments
         ----------------------
         On June 28, 1996, Vinings acquired Thicket for a purchase price of $8,650,000. The acquisition was financed by a mortgage loan on the property in the amount of $7,392,000 and borrowings from Vinings' line of credit.


         Peachtree Business Center
         -------------------------
         Vinings acquired Peachtree through a deed-in-lieu of foreclosure on April 12, 1990. Peachtree was recorded at $1,700,000, its fair market value, which was less than the book value of the Trust's mortgage investment at the date of foreclosure. Subsequent to the acquisition, approximately $1,121,800 of improvements has been capitalized.


         Acquisition Transaction
         -----------------------
         On June 18, 1998 Vinings entered into 18 separate contracts to purchase 14 multifamily communities totaling 2,184 units (the "Portfolio"). The aggregate purchase price of the Portfolio is $104,434,605, consisting of cash and the assumption of existing debt (the "Acquisition Transaction"). Vinings has completed its due diligence review and is in the process of obtaining its equity financing. As of October 31, 1998 Vinings had terminated the contracts to prevent its earnest money deposits from becoming non-refundable. However, the seller of the Portfolio has indicated its willingness to reinstate the contracts and extend the dates for closing. If Vinings obtains sufficient capital to finance the transaction, the closing of the Portfolio could take place during the fourth quarter of 1998 or early 1999. However, Vinings has not yet obtained an equity commitment and there can be no assurance that the Acquisition Transaction will take place.

NOTE 4 - NOTES PAYABLE

Mortgage Notes Payable
----------------------
         At September 30, 1998, Vinings had the following mortgage notes payable:

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

         At September 30, 1998, the total outstanding principal for both notes was $13,677,292. Scheduled maturities of the mortgage notes payable as of September 30, 1998 are as follows:

                               1998              $    37,227
                               1999                  156,664
                               2000                  169,860
                               2001                  184,179
                               2002                  199,716
                               Thereafter         12,929,646
                                                 -----------
                               Total             $13,677,292
                                                 ===========


         Line of Credit
         --------------
         On June 28, 1998 Vinings renewed its line of credit in the amount of $2,000,000 for six months. The line of credit bears interest at the bank's base rate, which approximates prime. At September 30, 1998, the interest rate was 8.50%. The interest rate decreased to 8.25% on October 1, 1998. Interest is payable monthly with the entire principal balance due on December 28, 1998. Management anticipates that the line of credit will either be renewed or be repaid from new equity sources prior to its expiration. The line of credit is secured by Peachtree. At September 30, 1998, the outstanding balance of the line of credit was $1,999,900.


NOTE 5 - RELATED PARTY TRANSACTIONS

         Vinings entered into management agreements with Vinings Properties, Inc. to provide property management services for Thicket and Windrush for a fee equal to a percentage of gross revenues plus a fee for data processing. Vinings Properties, Inc. is an affiliate of certain officers and Trustees of Vinings. A total of $138,395 and $69,300 in management fees and $20,520 and $11,430 in data processing fees were incurred by Vinings during the nine month periods ended September 30, 1998 and 1997, respectively.

         In addition, as a commitment to the rebuilding of Vinings, prior to 1998 The Vinings Group, Inc., the parent corporation of Vinings Properties, Inc. (collectively, "The Vinings Group"), provided numerous services at no cost to Vinings relating to administration, acquisition, and capital and asset advisory services. Certain direct costs paid on Vinings' behalf have been reimbursed to The Vinings Group and beginning January 1, 1998, The Vinings Group has charged Vinings for the reimbursement of certain overhead charges. However, while Vinings has been in its initial growth stages, The Vinings Group has been committed to providing as many services as possible to promote the Trust's growth. A total of $33,750 was paid for each of the nine month periods ended September 30, 1998 and 1997, to The Vinings Group for shareholder services provided for the sole benefit of Vinings by one of The Vinings Group's employees. In addition, a total of $63,000 has been accrued for the nine month period ended September 30, 1998 to The Vinings Group for the reimbursement of overhead expenses, which includes salaries and benefits for employees hired by The Vinings Group for the sole benefit of the Trust. The officers of the Trust have not received compensation from Vinings for their services during 1998 except for the restricted stock, as hereinafter defined, awarded on July 1, 1998. (See Note 11 to Vinings' September 30, 1998 Consolidated Financial Statements.)


NOTE 6 - DISTRIBUTIONS

         There were no distributions declared or distributed for the periods ended September 30, 1998 and 1997. Since the consummation of the Tender Offer, management has not declared any dividends. In an effort to rebuild Vinings' assets, all operating cash flow has been reserved for future growth and expansion. However, as assets are acquired and operating cash flow increases, Vinings intends to pay distributions to shareholders in amounts at least sufficient to enable the Trust to qualify as a REIT.


NOTE 7 - LEASING ACTIVITY

         The following is a schedule of future minimum rents due under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of September 30, 1998, at Peachtree:

                               1998                $127,362
                               1999                 517,110
                               2000                 387,463
                               2001                 292,422
                               2002                 120,557
                                                 ----------
                               Total             $1,444,914
                                                 ==========

         One tenant generated 50% of Peachtree's revenues for the period ended September 30, 1998. The same tenant accounts for 72% of the future minimum lease payments.

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


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

         Vinings paid interest of $998,829 and $600,196 for the nine months ended September 30, 1998 and 1997, respectively.


NOTE 10 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         Based on interest rates and other pertinent information available to Vinings as of September 30, 1998, the Trust estimates that the carrying value of cash and cash equivalents, the mortgage notes payable, the line of credit, and other liabilities approximate their fair values when compared to instruments of similar type, terms and maturity.

         Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 1998. Although management is not aware of any factors that would significantly affect its estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 1998.


NOTE 11 - 1997 STOCK OPTION AND INCENTIVE PLAN

         Vinings' 1997 Stock Option and Incentive Plan (the "Plan") provides incentives to officers, employees, Trustees, and other key persons including the grant of share options, share appreciation rights, restricted and unrestricted share awards, performance share awards, and dividend equivalent rights.

         Under the Plan, the maximum number of shares that may be reserved and available for issuance is 10% of the total number of outstanding shares at any time plus 10% of the number of Units outstanding at any time that are subject to redemption rights. At September 30, 1998 the total number of shares available for issuance under the Plan was 134,305.

         On July 1, 1997, Vinings granted a total of 26,000 non-qualified share options (the "1997 Options") to the officers, Trustees and certain key persons. The 1997 Options are exercisable at a price of $5.00 (based on a closing sales price of a share of the Trust on the Nasdaq SmallCap Market on June 30, 1997 of $4.56) and became fully vested and exercisable in on July 9, 1998. No options had been exercised as of September 30, 1998.

         On June 9, 1998, Vinings granted a total of 81,250 non-qualified share options (the "1998 Options") to the officers, Trustees and certain key persons. The 1998 Options are exercisable at a price of $4.00 (based on a closing sales price of a share of the Trust on the Over-the-Counter Bulletin Board on June 8, 1998 of $3.63) and become exercisable in full on June 9, 1999.

         On September 1, 1998, Vinings granted 1,500 additional non-qualified share options (the "Additional 1998 Options") to certain key persons. The Additional 1998 Options are exercisable at a price of $4.75 (based on a closing sales price of a share of the Trust on the Over-the-Counter Bulletin Board on August 30, 1998 of $4.75) and become exercisable in full on September 1, 1999.

         On July 1, 1998 Vinings awarded 20,000 shares of restricted stock to the officers and certain trustees (the "Restricted Stock"), representing a total value of $80,000 (based on the Fair Market Value of a share of the Trust on the award date) which has been reflected in compensation expense in the second quarter and in shareholders' equity as of September 30, 1998. The Restricted Stock was awarded as compensation for services to the Trust provided by such officers and trustees as well as by The Vinings Group.


NOTE 12 - UNUSUAL ITEM

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

NOTE 13 - SUBSEQUENT EVENT

         On August 11, 1998 Vinings entered into contracts for the purchase of two apartment communities in Atlanta, Georgia totaling 482 units (the "Atlanta Properties"). The combined purchase price totaled $19,500,000 and consisted of the assumption of the existing debt on one of the communities and the remainder in cash. After completing its due diligence review, Vinings determined that it was not in the shareholders' best interests to go forward with the transaction. The contracts were cancelled on September 21, 1998 and earnest money deposits totaling $50,000 were returned to Vinings in October 1998.

                      VININGS INVESTMENT PROPERTIES TRUST
                              AND ITS SUBSIDIARIES

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

On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. As of September 30, 1998, Vinings was the sole 1% general partner and an 80.94% limited partner in the Operating Partnership. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT").

On July 1, 1996, Vinings effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares. Shareholders tendered their Shares and received one Share for every eight Shares owned. Vinings has purchased and continues to purchase any fractional Shares at a cost of $5.50 per share. As of September 30, 1998, fractional Shares totaling 118 had been repurchased and retired.

At September 30, 1998, Vinings' real estate assets were The Thicket Apartments, a 254-unit apartment community located in Atlanta, Georgia ("Thicket"), Windrush Apartments, a 202-unit apartment community located in Atlanta, Georgia ("Windrush") and Peachtree, which were 100%, 97% and 100% leased, respectively.

On June 18, 1998 Vinings entered into 18 separate contracts to purchase 14 multifamily communities totaling 2,184 units (the "Portfolio"). The aggregate purchase price of the Portfolio is $104,434,605, consisting of cash and the assumption of existing debt (the "Acquisition Transaction"). Vinings has completed its due diligence review and is in the process of obtaining its equity financing. As of October 31, 1998 Vinings has terminated the contracts to prevent its earnest money deposits from becoming non-refundable. However, the seller of the Portfolio has indicated its willingness to reinstate the contracts and extend the dates for closing. If Vinings obtains sufficient capital to finance the transaction, the closing of the Portfolio could take place during the fourth quarter of 1998 or early 1999. However, Vinings has not yet obtained an equity commitment and there can be no assurance that the Acquisition Transaction will take place.

On August 11, 1998 Vinings entered into contracts for the purchase of two apartment communities in Atlanta, Georgia totaling 482 units (the "Atlanta Properties"). The combined purchase price totaled $19,500,000 and consisted of the assumption of the existing debt on one of the communities and the remainder in cash. After completing its due diligence review, Vinings determined that it was not in the shareholders' best interests to go forward with the transaction. The contracts were cancelled on September 21, 1998 and earnest money deposits totaling $50,000 were returned to Vinings in October 1998.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements of Vinings and the notes thereto.


RESULTS OF OPERATIONS
---------------------

Rental and other property revenues increased $388,145, or 61%, from $634,797 for the three months ended September 30, 1997 to $1,022,942 for the same period in 1998, and $1,231,425, or 67%, from $1,830,242 for the nine months ended September 30, 1997 to $3,061,667 for the same period in 1998. This increase is due primarily to the revenues generated in connection with Vinings' ownership of Windrush during 1998 which was not in Vinings' portfolio until December 19, 1997. In addition to the increased revenues generated from Windrush, revenues from Thicket increased $24,559 for the three months and $93,668 for the nine months ended September 30, 1998 due to occupancy and rental rate increases.

Other income of $501,945 for the nine months ended September 30, 1998 was generated due primarily to proceeds received from the settlement of the previously disclosed litigation in connection with the Portfolio Transaction. (See Part II, Item 1 - Legal Proceedings and Note 12 to Vinings' September 30, 1998 Consolidated Financial Statements.)

Property operating and maintenance expense increased by $162,189, or 66%, from $247,440 for the three months ended September 30, 1997, to $409,629 for the same period in 1998, and $453,319, or 60%, from $759,954 for the nine months ended September 30, 1997 to $1,213,273 for the same period in 1998. This increase is due primarily to expenses generated in connection with Vinings' ownership of Windrush during 1998, which was not in Vinings' portfolio until December 19, 1997.

Depreciation and amortization increased by $55,046, or 51%, from $108,436 for the three months ended September 30, 1997 to $163,482 for the same period in 1998, and $158,867, or 49%, from $323,839 for the nine months ended September 30, 1997 to $482,706 for the same period in 1998. This increase is due primarily to depreciation generated in connection with Vinings' ownership of Windrush during 1998, which was not in Vinings' portfolio until December 19, 1997.
Depreciation from Thicket and Peachtree increased slightly for both the three and the nine month periods ended September 30, 1998 due to capitalized additions. Amortization of capitalized lease commissions at Peachtree also increased slightly.

Interest expense increased $136,834, or 68%, from $200,280 for the three months ended September 30, 1997 to $337,114 for the same period in 1998, and $398,633, or 66%, from $600,196 for the nine months ended September 30, 1997 to $998,829 for the same period in 1998, due primarily to the interest on the mortgage note secured by Windrush. Interest on Vinings' line of credit increased slightly due to the increased balance of the line of credit.

General and administrative expense increased $65,419 or 72%, from $90,479 for the three months ended September 30, 1997 to $155,898 for the same period in 1998, and $443,683, or 177% from $250,540 for the nine months ended September 30, 1997 to $694,223 for the same period in 1998. Of this increase, $22,889 and $286,171, for the three months and nine months ended September 30, 1998, respectively, is legal and accounting, the majority of which is legal expense incurred in connection with the litigation involving the Portfolio Transaction. (See Part II, Item 1 - Legal Proceedings and Note 12 to Vinings' September 30, 1998 Consolidated Financial Statements.) $33,000 and $63,000, for the three months and nine months ended September 30, 1998, respectively, are overhead reimbursements to The Vinings Group. (See Note 5 to Vinings' September 30, 1998 Consolidated Financial Statements.) In addition, $80,000 of the increase for the nine months ended September 30, 1998 is compensation expense relating to the Restricted Stock awarded on July 1, 1998. (See Note 11 to Vinings' September 30, 1998 Consolidated Financial Statements.)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities increased $329,749, from $170,022 for the nine months ended September 30, 1997 to $499,771 for the nine months ended September 30, 1998. This increase is due primarily to the proceeds from the Portfolio Transaction settlement, net of litigation costs. Property operations from Windrush also contributed to this increase.

Cash flows used in investing activities increased $653,100, from $108,142 for the nine months ended September 30, 1997 to $761,242 for the nine months ended September 30, 1998. This increase is due to funds invested in refundable deposits and costs associated with potential acquisitions. Cash totaling
$174,505 was generated from financing activities for the nine months ended September 30, 1998 as compared to cash used in financing activities totaling $38,645 for the same period in 1997. This change was due to net proceeds drawn on the line of credit, which were used for refundable acquisition deposits.

The cash held by Vinings at September 30, 1998, plus the cash flow from Vinings' assets, is expected to provide sources of liquidity to allow Vinings to meet all current operating obligations. This assumes that The Vinings Group will continue to provide the same services to the Trust that it is currently providing. It is anticipated that the line of credit, which is due to expire in December 1998, will either be renewed or will be repaid through the issuance of new equity in connection with the Acquisition Transaction. (For additional information regarding the line of credit see Note 4 to Vinings' September 30, 1998 Consolidated Financial Statements). In addition, it is anticipated that the Acquisition Transaction will be funded through the assumption of existing debt and cash provided by the issuance of new equity in a private transaction. (See
Note 3 to Vinings September 30, 1998 Consolidated Financial Statements). It is also anticipated that new sources of equity will be raised to fund future acquisitions. There can be no assurance, however, that Vinings will be able to raise the necessary equity to finance the Acquisition Transaction or such future transactions.

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

YEAR 2000
---------

The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

The "Year 2000 issue" is the term used to describe the various problems caused from the improper processing of dates and date sensitive information by computers and other machinery and equipment. The Year 2000 issue is the result of many computer programs recognizing a date ending with "00" as the year 1900 rather than the year 2000, causing potential system failures or miscalculations which could result in disruptions of normal business operations. Vinings is currently assessing the potential impact Year 2000 will have on its operations. A compliance program is in the process of being designed, which will 1) determine Vinings state of readiness for the Year 2000, including the Trust's information technology ("IT") systems, its non-IT systems and the state of readiness of Vinings material suppliers and third party vendors; 2) assess where potential risks may occur, recognizing that date sensitive systems may fail at different points in time depending on their function; and 3) determine what steps need to be taken in order to bring remaining software, hardware and systems, including embedded systems, into Year 2000 compliance in time to minimize any significant detrimental effects on operations (the "Compliance Program"). It is anticipated that the Compliance Program will be complete and in place by the end of 1998. In addition, Vinings is in the process of determining a plan of action in the event that the Trust will not be Year 2000 compliant (the "Contingency Plan"), which should be complete shortly after the implementation of the Compliance Program.

Many of Vinings computer systems and related software are already Year 2000 compliant. These systems include the on-site resident management software and associated hardware as well as corporate financial and accounting software and related hardware. The costs incurred to date for new on-site hardware and software total approximately $6,200. The financial and accounting systems are shared with The Vinings Group. The costs incurred to upgrade these systems total approximately $70,000 and are in the form of monthly lease payments of $1,178, which expire in November 2002. Currently these lease payments are not a cost of the Trust.

Vinings has not yet determined whether many of its other operational systems are Year 2000 compliant and therefore cannot determine at this time the potential impact on the Trust's financial condition and results of operations. These systems include administrative systems as well as mechanical systems. However, Vinings believes that once its Compliance Program has been implemented, all material systems within its control will be Year 2000 compliant well in advance of January 1, 2000.

Vinings' most reasonably likely worst case scenario relates to Year 2000 non-compliance by third party vendors and service providers. Vinings' relies on a number of suppliers for utility services, financial services, materials etc. Interruption of supplier operations due to Year 2000 issues could have a material adverse effect on the Trust's future financial condition and results of operations. However, Vinings' Compliance Program will include steps to evaluate the status of suppliers' efforts and will determine alternatives and contingency plan requirements.

The information provided above regarding Vinings' Year 2000 compliance includes forward-looking statements based on management's best estimates of future events. Such forward-looking statements involve risks and uncertainties including the availability of resources, the ability to identify and correct potential Year 2000 sensitive problems that could have a serious impact on operations and the ability of third party suppliers to bring their systems into Year 2000 compliance. There can be no assurance that any of the factors or statements regarding the Trust's Year 2000 preparedness will not change and that any change will not affect the accuracy of the Trust's forward-looking statements.

OTHER MATTERS
-------------

Vinings was informed on April 3, 1998 by NASDAQ that its shares no longer met certain maintenance requirements for continued listing on the SmallCap Market. Although the Trust believed that all requirements were met, it made the strategic decision not to submit a proposal for achieving compliance so that its listing would be transferred from the SmallCap Market to the Over-the-Counter Bulletin Board. Vinings made this decision because it feels that its growth would have been severely hindered by newly implemented SmallCap requirements pertaining to shareholder approval of new share issuances. Therefore, effective April 28, 1998, Vinings' shares are traded on the Bulletin Board under the symbol "VIPIS."

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Vinings' actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the failure of the Trust's systems or software, or the systems and software of a third party on which the Trust relies, to be Year 2000 compliant, the inability of Vinings to identify multifamily properties or property portfolios for acquisition which will have a strategic fit with Vinings, the inability of Vinings to close the transactions currently anticipated, including the Acquisition Transaction or such other contracts as Vinings may enter into in the future, the less than satisfactory performance of any property which might be acquired by Vinings, the inability to access the capital markets in order to fund Vinings' present growth and expansion strategy, the cyclical nature of the real estate market generally and locally in Georgia and the surrounding southeastern states, the national economic climate, the local economic climate in Georgia and the surrounding southeastern states, and the local real estate conditions and competition in Georgia and the surrounding southeastern states. There can be no assurance that, as a result of the foregoing factors, Vinings' growth and expansion strategy will be successful or that the business and operations of Vinings will not be adversely affected thereby.

                      VININGS INVESTMENT PROPERTIES TRUST
                              AND ITS SUBSIDIARIES

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

         27 - Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Vinings Investment Properties Trust


                            By: /s/ Stephanie A. Reed
                                Stephanie A. Reed
                                Vice President and Treasurer

Dated:   November 16, 1998