Form 10-K
period 1998-12-31
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 1999-04-16
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 1998      Commission file number 0-13693
-------------------------------------------       ------------------------------

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

             (Exact name of registrant as specified in its charter)

         Massachusetts                                               13-6850434
         -------------                                               ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

3111 Paces Mill Road, Suite A-200, Atlanta, GA                          30339
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (770) 984-9500
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

       Yes   X                                             No
           -----                                               -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Based on the average bid and asking price on March 4, 1999 the aggregate market value of the Registrant's shares held by non-affiliates of the Registrant was $4,470,802.

The number of shares outstanding as of March 15, 1999 was 1,100,505.

                       DOCUMENTS INCORPORATED BY REFERENCE

                     Portions of the Trust's Proxy Statement
                       relating to its 1999 Annual Meeting
                       of Shareholders are incorporated by
                            reference into Part III.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-K

PART I............................................................... ..3
    ITEM 1  - Business..................................................3
    ITEM 2  - Properties................................................8
    ITEM 3  - Legal Proceedings.........................................8
    ITEM 4  - Submission of Matters to a Vote of Shareholders...........8

PART II.............................................................. ..9
    ITEM 5  - Market for Registrant's Shares of Beneficial Interest.....9

    ITEM 6  - Selected Financial Information...........................10

    ITEM 7  - Management's Discussion and Analysis of Financial

    ITEM 7A - Quantitative and Qualitative Disclosures About
              Market Risk..............................................19

    ITEM 8  - Financial Statements and Supplementary Data..............19

    ITEM 9  - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure......................19

PART III...............................................................20
    ITEM 10 - Directors and Executive Officers of the Registrant.......20

    ITEM 11 - Executive Compensation...................................20

    ITEM 12 - Security Ownership of Certain Beneficial Owners
              and Management...........................................20

    ITEM 13 - Certain Relationships and Related Transactions...........20

PART IV................................................................21

    ITEM 14 - Exhibits, Financial Statements and Schedule and

Reports on Form 8-K....................................................21

Signatures ............................................................24

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Trust's actual results could differ materially from those projected in the forward-looking statements. Certain factors that might cause such a difference are set forth in the section entitled "Certain Factors Affecting Future Operating Results," in the relevant paragraphs of "Management's Discussion and Analysis of Results of Operations and Financial Condition," and elsewhere in this report.

                                     PART I
                                     ======
ITEM 1 - BUSINESS
-----------------

General Development of Business
-------------------------------

Vinings Investment Properties Trust, a Massachusetts business trust ("Vinings" or the "Trust") (formerly known as Mellon Participating Mortgage Trust, Commercial Properties Series 85/10), was organized on December 7, 1984 as a twenty year finite-life real estate investment trust ("REIT"). Its original purpose was to invest in participating, shared appreciation, convertible and fixed rate mortgages and joint venture financing secured by office, industrial and retail facilities located throughout the United States. The Declaration of Trust provided, among other things, that the Trustees would use their best efforts to terminate the Trust within approximately ten years; provided, however, that the Trustees would have the absolute discretion to determine in good faith such termination date as would be in the best interests of the shareholders of the Trust. The Trustees proceeded with the orderly liquidation of assets and the distribution of proceeds to the shareholders. As of December 31, 1995 all of the assets to be liquidated had been sold except the Hawthorne Note, which was sold on January 3, 1996.

In connection with the liquidation, per share final distributions of $15.60 and $1.28 (adjusted for the Share Split, as hereinafter defined) were paid on February 2, 1996 and March 8, 1996, respectively. The remaining assets of the Trust were Peachtree Business Center ("Peachtree") and approximately $163,000 in cash.

On January 31, 1996, Vinings Investment Properties, Inc. (the "Purchaser") commenced a cash tender offer (the "Tender Offer") for a minimum of a majority and a maximum of 85% of the outstanding shares of beneficial interest, without par value, (the "Shares") of the Trust at a price of $0.47 per Share ($3.76 adjusted for the Share Split, as hereinafter defined). The Tender Offer expired in accordance with its terms at midnight on February 28, 1996. The Purchaser accepted an aggregate of 6,337,279 Shares (792,159 Shares adjusted for the Share Split, as hereinafter defined) validly tendered pursuant to the Tender Offer, representing approximately 73.3% of the outstanding Shares.

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

On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. The Trust is the sole general partner and an 80.94% limited partner in the Operating Partnership at December 31, 1998. During the fourth quarter of the fiscal year ended
December 31, 1997 ("fiscal 1997"), 242,546 limited partnership units in the Operating Partnership ("Units") were issued, of which 224,330 Units were issued in connection with the acquisition of Windrush, as defined below. The Units are redeemable by their holders for Shares of the Trust on a one-for-one basis or for cash, at the option of the Trust. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT").

On July 1, 1996, Vinings effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares pursuant to which shareholders of the Trust received one Share for every eight Shares owned. Vinings has purchased and continues to purchase any fractional Shares at a cost of $5.50 per Share. As of December 31, 1998, fractional Shares totaling 120 had been repurchased and retired and 1,100,505 Shares were outstanding.

At December 31, 1998, approximately ninety two percent (92%) of Vinings' total assets were invested in three real estate assets. They were: (1) The Thicket Apartments ("Thicket"), a 254-unit apartment complex located in Atlanta, Georgia, owned through Thicket Apartments, L.P., a Delaware limited partnership, of which the Operating Partnership is a 99% limited partner and Thicket Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Trust, is the sole general partner; (2) Windrush Apartments ("Windrush"), a 202-unit apartment community located in Atlanta, Georgia, owned through Vinings Communities, L.P., a Delaware limited partnership of which the Operating Partnership is a 99% limited partner and the Trust is the sole general partner and; and (3) Peachtree, an approximately 75,000 square foot, single-story business park located in Atlanta, Georgia, owned by the Operating Partnership.

On June 18, 1998 Vinings entered into 18 separate contracts to purchase 14 multifamily communities totaling 2,184 units located in various markets in Mississippi. On February 15, 1999, Vinings renegotiated 17 of the contracts to purchase 13 communities totaling 2,032 units (the "Portfolio") and terminated one of the contracts. The renegotiated purchase price of the Portfolio is $94,300,000, consisting of cash and the assumption of approximately $81,000,000 in existing debt (the "Acquisition Transaction"). Five of the communities, totaling 976 units, will be purchased through a joint venture structure between the Operating Partnership and a private investor and the remaining eight communities, totaling 1,056 units, will be purchased by subsidiaries of the Operating Partnership. In connection with the Acquisition Transaction, an acquisition fee will be paid to an entity affiliated with Management, however, the amount and form of such fee have not yet been determined.

Vinings has completed its due diligence review and the contracts are subject only to satisfactory title conditions. Vinings has received conditional commitments for most of its equity financing and is in the process of finalizing its equity commitments. If Vinings receives all approvals and obtains sufficient capital to finance the transaction, the closing of the Portfolio could take place early in the second quarter of 1999, however, there can be no assurance that the Acquisition Transaction will take place.

Vinings has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, Vinings will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its shareholders and satisfies certain other requirements.

Vinings' executive offices are located at 3111 Paces Mill Road, Suite A-200, Atlanta, Georgia 30339, (770) 984-9500.


Financial Information About Industry Segments
---------------------------------------------

Vinings' operations and identifiable long-term assets have been attributed to the real estate industry for the entirety of its existence. While investments prior to the Tender Offer were primarily mortgage loans, currently Vinings' assets are equity investments. Management plans to continue making equity investments in the multifamily real estate markets.


Narrative Description of Business
--------------------------------

Vinings' primary objective is to continue to expand into the multifamily real estate markets through the acquisition of garden style apartment communities, which are leased to middle-income residents. The middle-income resident is a more stable and broader based market, often referred to as "the renter by necessity." Management believes that middle market properties provide greater potential for appreciation through increased revenues and cash flows than the more expensive high-end apartment communities, which cater to "the renter by choice."

Management believes that these investments will provide attractive sources of income to Vinings, which will not only provide cash available for future distributions, but will increase the value of Vinings' real estate portfolio as well.

In the past, Vinings has reviewed each real estate investment in its portfolio on a quarterly basis. Management plans to continue this review as well as to carefully review each acquisition to insure that Vinings makes sound investments on behalf of its shareholders. In this regard, Vinings has established an Acquisition Committee comprised of four members of the Board of Trustees, one of which is also an officer. The Board has also established certain investment criteria, which must be met. The Acquisition Committee must review and approve each potential acquisition before it is presented to the Board for final approval.


Growth and Expansion Strategy
-----------------------------

Management intends to implement its growth and expansion strategy by targeting properties that have been under managed and/or under maintained, and purchase such properties at a price which is below replacement cost. Through strategic value added and return oriented capital improvements and intensive property management, the Trust believes that cash flow, and in turn value, will be increased.

Vinings currently anticipates that future acquisitions may include certain properties within the existing multifamily property portfolios of entities that are affiliated with Management, as well as properties acquired from unaffiliated third parties such as the Acquisition Transaction. These properties may be acquired either for cash, through debt financing, in exchange for Shares of the Trust or Units or any combination thereof. In addition, the Trust may seek to raise capital through private offerings for specific acquisitions.


Competition
-----------

Vinings competes with a number of housing alternatives for its residents including other multifamily communities and single family homes available for rent as well as purchase. This competition could have an effect not only on the properties' ability to lease rental units but also on the rents charged. Vinings also competes with other investors for potential acquisitions, some of which may have greater resources with which to purchase projects that the Trust may be interested in acquiring.


Advisory and Property Management Services
-----------------------------------------

Since the consummation of the Tender Offer, Vinings has been self-administered. Vinings has entered into management agreements with an affiliate of certain officers and trustees of the Trust for property management services for Thicket, Windrush and Peachtree for a fee equal to a percentage of gross revenues collected. Up until December 31, 1998, Peachtree was managed by a third-party property management firm not affiliated with management. In addition, as a commitment to the rebuilding of the Trust, The Vinings Group, Inc., also an affiliate of certain officers and trustees of the Trust, has provided numerous services to the Trust during the fiscal year ended December 31, 1998 ("fiscal 1998") relating to administration, acquisition, and capital and asset advisory services at little cost to Vinings. The Trust does not anticipate that these services will continue to be provided free of charge. However, while Vinings has been in its rebuilding stages, the officers and trustees have been committed to providing as many services as possible to promote the Trust's growth.


Employees
---------

Vinings does not currently have its own employees as The Vinings Group, Inc. has been providing services to the Trust as described above. However, employees have been hired through the managing agent to provide on-site property management services for Vinings. At December 31, 1998, Thicket and Windrush had 11 employees who performed these on-site management services for the communities and were paid with funds generated from Thicket and Windrush. In addition, during fiscal 1998 the Trust paid a total of $45,000 to affiliated entities for shareholder services performed exclusively for the Trust by one of its employees and a total of $105,000 for the reimbursement of overhead expenses, which includes salaries and benefits for other employees hired by The Vinings Group, Inc. for the benefit of the Trust. The only compensation received by the officers of Vinings from the Trust for their services was in the form of a Share bonus totaling $80,000. (See Notes 6 and 13 to Vinings' December 31, 1998 Consolidated Financial Statements.)


Environmental Policy
--------------------

Investments in real property create a potential for environmental liability on the part of the Trust. Owners of real property may be held liable for all costs and liabilities relating to hazardous substances present on or emanating from their properties. Current management assesses on an as needed basis, measures that may need to be taken to comply with environmental laws and regulations. In the event that there is a potential of environmental responsibility, the costs to comply with environmental laws and regulations would be estimated at that time. At December 31, 1998, Vinings was not aware of any potential environmental contamination relating to investments in its portfolio.


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


ITEM 2 - PROPERTIES
-------------------

As of December 31, 1998, all of Vinings investments were equity investments in real estate. While Vinings still owns Peachtree, a single-story business park, it intends to continue investing only in multifamily communities. Vinings' real estate investments are summarized below by property:

                            ----------           ----------      -----------
                             Amount of           Investment       Occupancy
                            Investment           Percentage      at 12/31/98
                            ----------           ----------      -----------

The Thicket Apartments     $ 7,997,056              45%              98%
Windrush Apartments          7,428,038              42%              98%
Peachtree Business Center    2,219,640              13%             100%
                           ============          ========
Totals                     $17,644,734              100%
                           ============          ========

The above investment amounts are net of accumulated depreciation. Both Thicket and Windrush are encumbered by fixed rate mortgage loans and Peachtree serves as security for the line of credit. Vinings incorporates herein by reference the description of owned real property on Schedule III and the notes thereto.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

None of Vinings' properties are presently subject to any material litigation nor, to Vinings' knowledge, is any material litigation threatened against the Trust or any of its properties, other than routine actions or claims and administrative proceedings arising in the ordinary course of business. Some of these claims are expected to be covered by insurance and all of which collectively are not expected to have a material adverse effect on the business, the financial condition, or the results of operations of Vinings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
--------------------------------------------------------

No matters were submitted to a vote of the Trust's shareholders during the fourth quarter of fiscal 1998.

                                     PART II
                                     =======


ITEM 5 - MARKET FOR REGISTRANT'S SHARES OF BENEFICIAL INTEREST
--------------------------------------------------------------

Stock Quotation
---------------

Vinings' Shares are currently traded on the Over-the-Counter Bulletin Board under the symbol "VIPIS." On March 31, 1999, the closing sales price for Vinings' Shares, as reported on the Over-the-Counter Bulletin Board, was $4.00.


Market Information
------------------

The high and low sales prices for each quarterly period during fiscal 1998 and fiscal 1997, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions, are as follows:

                          ---------------------     ---------------------
                                  1998                      1997
                          ---------------------     ---------------------
Quarter Ended                High        Low          High        Low
-------------                ----        ---          ----        ---
March 31                       5        3 1/4         4 5/8      4 3/8
June 30                        5          3           4 7/8      4 3/8
September 30                 5 7/8      3 3/4         4 7/8        4
December 31                  4 3/4      3 7/8         5 1/4      3 3/4


Dividends
---------

No dividends were declared or paid during fiscal 1998. In an effort to rebuild the Trust's assets, all operating cash flow has been reserved for future growth and expansion. However, as assets are acquired and operating cash flow increases, Vinings intends to pay distributions to shareholders in amounts at least sufficient to enable the Trust to qualify as a REIT.


Holders
-------

Vinings had 704 holders of record of its Shares as of March 23, 1999.


ITEM 6 - SELECTED FINANCIAL INFORMATION
---------------------------------------

The following table sets forth selected financial information for Vinings and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations, " as well as Vinings' December
31, 1998 Consolidated Financial Statements, which are made a part of this report. All share and per share information have been restated to reflect the Share Split.

                                         -------------------------------------------------------------------------
                                                              For the year ended December 31,
                                          -------------------------------------------------------------------------
                                              1998           1997           1996           1995           1994
                                          -------------  -------------  -------------  -------------  -------------
Revenues                                    $4,102,003     $2,478,824     $1,796,917     $3,244,908     $4,159,170
Expenses                                     3,998,110      3,146,005      2,580,195      1,779,475      2,477,923
                                          -------------  -------------  -------------  -------------  -------------
Income (loss) before loss on
  real estate investments                      103,893       (667,181)      (783,278)     1,465,433      1,681,247
Loss on real estate investments                      -              -        (26,800)      (886,887)      (816,307)
                                          -------------  -------------  -------------  -------------  -------------
Income (loss) before minority interest         103,893       (667,181)      (810,078)       578,546        864,940

Minority interest                              (18,900)         5,464              -              -              -
                                          -------------  -------------  -------------  -------------  -------------

Net income (loss)                             $ 84,993     $ (661,717)    $ (810,078)     $ 578,546      $ 864,940
                                          =============  =============  =============  =============  =============

Net income (loss) per share -
basic and diluted                             $    0.08    $    (0.61)    $    (0.75)     $    0.54      $    0.80
                                          =============  =============  =============  =============  =============
Weighted average shares
outstanding - basic                          1,090,701      1,080,513      1,080,528      1,080,625      1,080,625
                                          =============  =============  =============  =============  =============
Weighted average shares
outstanding - diluted                        1,336,391      1,089,435      1,080,528      1,080,625      1,080,625
                                          =============  =============  =============  =============  =============
Dividends declared and paid:
Ordinary income                               $      -     $        -     $        -      $       -      $    0.08
Return of capital                                    -              -          16.88          12.24          24.64
                                          -------------  -------------  -------------  -------------  -------------

Total dividends declared and paid             $      -     $        -     $    16.88      $   12.24      $   24.72
                                          =============  =============  =============  =============  =============

Total assets                               $19,148,178    $18,989,558    $11,519,469    $21,878,357    $34,348,242
                                          =============  =============  =============  =============  =============

Shareholders' equity                       $ 2,426,972    $ 2,268,803    $ 2,232,548    $21,284,112    $33,932,908
                                          =============  =============  =============  =============  =============


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

Overview
--------

Vinings Investment Properties Trust ("Vinings" or the "Trust") was organized on December 7, 1984 as a twenty year finite-life real estate investment trust
("REIT") whose original purpose was to invest in participating, shared appreciation, convertible and fixed rate mortgages and joint venture financing secured by office, industrial and retail facilities located throughout the United States. The Declaration of Trust provided, among other things, that the Trustees would use their best efforts to liquidate and terminate the Trust within approximately ten years. The Trustees proceeded with the orderly liquidation of assets and the distribution of proceeds to the shareholders. The remaining assets of the Trust were Peachtree Business Center, a 75,000 square foot business park located in Atlanta, Georgia ("Peachtree") and approximately $163,000 in cash.

On January 31, 1996, Vinings Investment Properties, Inc. (the "Purchaser") commenced a cash tender offer (the "Tender Offer") which expired in accordance with its terms at midnight on February 28, 1996. The Purchaser accepted approximately 73.3% of the outstanding Shares and appointed new trustees and officers ("Management").

The purpose of the Tender Offer was for Management to acquire control of the Trust and to rebuild Vinings' assets by expanding into the multifamily real estate markets through the acquisition of garden style apartment communities which are leased to middle-income residents. Management believes that these investments will provide attractive sources of income to Vinings which will not only increase net income and provide cash available for future distributions, but will increase the value of Vinings' real estate portfolio as well.

On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), was organized with the Trust as the sole general partner in an effort to facilitate acquisitions. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT".

Much of Management's efforts during the fiscal year ended December 31, 1997 ("fiscal 1997") were focused on the acquisition of Windrush Apartments, a 202-unit apartment community located in Atlanta, Georgia ("Windrush"), Vinings' first UPREIT transaction in exchange for units in the Operating Partnership ("Units"). In addition, Management spent a good portion of fiscal 1997 negotiating for a 2,365-unit portfolio, the contract for which was terminated by the seller thirty days prior to closing (the "Portfolio Transaction"). (See Note 14 to Vinings' December 31, 1998 Consolidated Financial Statements). The costs incurred during fiscal 1997 associated with the Portfolio Transaction are included in the results of operations for fiscal 1997.

During the first half of the fiscal year ended December 31, 1998 ("fiscal 1998") Management focused on the settlement of the Portfolio Transaction. The proceeds received, net of litigation costs incurred during fiscal 1998, have been included in the results of operations for fiscal 1998. During the second half of fiscal 1998, Management aggressively pursued its growth strategy by negotiating contracts for the acquisition of 13 multifamily communities totaling 2,032 units located in various markets in Mississippi (the "Portfolio"). The aggregate purchase price of the Portfolio is $94,300,000, consisting of cash and the assumption of the existing debt (the "Acquisition Transaction"). Five of the communities, totaling 976 units, will be purchased through a joint venture structure between the Operating Partnership and a private investor and the remaining eight communities, totaling 1,056 units, will be purchased by subsidiaries of the Operating Partnership. (See Note 10 to Vinings' December 31, 1998 Consolidated Financial Statements). However, there can be no assurance that the Acquisition Transaction will take place.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements of Vinings and the notes thereto.


Results of Operations
---------------------
Because Vinings has begun to implement its growth and expansion strategy, net income has increased steadily from fiscal year ended December 31, 1996 ("fiscal 1996") to fiscal 1997 and fiscal 1998. In addition, the nature of the operating expenses has shifted from administrative expenses and advisory fees to property operating expenses and mortgage interest expense connected with Vinings' income producing assets.

As a result of the liquidation of assets, change in management, and the redirection of the Trust's business objectives, substantially all of the income producing assets held prior to the Tender Offer are no longer held by Vinings, with the exception of Peachtree.


Comparison of Operating Results of 1998 to Operating Results of 1997
--------------------------------------------------------------------

Total  revenues  increased  $1,623,179,  or 65%,  from  $2,478,824 to $4,102,003 primarily due to the fact that Vinings continued to implement its growth and expansion strategy with the acquisition of Windrush in December, 1997.

Rental and other property revenues increased $1,623,174, or 66%, from $2,476,746 to $4,099,920 due primarily to the revenues generated in connection with Vinings' ownership of Windrush for an entire year during fiscal 1998 as compared to less than one month during fiscal 1997. Revenues from Thicket and Peachtree also increased by $122,340 and $29,190, respectively.

Property operating and maintenance expense increased $659,281, or 66%, from $992,926 to $1,652,207. Of this increase, $633,662 represents expenses generated in connection with Vinings' ownership of Windrush for an entire year during fiscal 1998 as compared to less than one month during fiscal 1997. Peachtree's operating and maintenance expense increased $24,889 from fiscal 1997 to fiscal 1998 due to various maintenance and repair items, while Thicket's remained constant.

Depreciation and amortization increased $214,749, or 50%, from $433,011 to $647,760. Of this increase, $193,541 relates to Vinings' ownership of Windrush for an entire year during fiscal 1998 as compared to less than one month during fiscal 1997. Depreciation on Thicket and Peachtree increased only slightly due to additional improvements made during fiscal 1998.

Interest expense increased $512,726, or 63% from $816,551 to $1,329,277 primarily due to Vinings' ownership of Windrush for an entire year during fiscal 1998 as compared to less than one month during fiscal 1997. Interest expense on the line of credit increased $22,894 due to the increased balance during fiscal 1998.

General and administrative expense increased $262,498 or 78%, from $336,375 to $598,873. Of this increase, $105,000 represents overhead reimbursements to The Vinings Group (see Note 6 to Vinings' December 31, 1998 Consolidated Financial Statements); $80,000 represents compensation expense relating to the Restricted Stock awarded on July 1, 1998 (see Note 13 to Vinings' December 31, 1998 Consolidated Financial Statements); $51,589 represents legal and accounting fees; and $23,628 relates to travel and abandoned pursuit costs.

The unusual item, net included in operating expenses in fiscal 1998 relates to the costs incurred, net of the settlement proceeds received in connection with the Portfolio Transaction totaling $260,910. The costs incurred during fiscal 1997 of $532,185 include due diligence costs incurred in connection with the Portfolio Transaction such as environmental and engineering reports, independent financial analysis, investor appraisal costs and legal contract negotiations. The net cost to Vinings in connection with the entire Portfolio Transaction totaled $271,275. (See Note 14 to Vinings' December 31, 1998 Consolidated Financial Statements).

Vinings had income before minority interest of $103,893 for fiscal 1998 as compared to a loss of $667,181 for fiscal 1997, representing an increase of $771,074. The minority interest of ($5,464) for fiscal 1997 represents the allocation of losses for the short period in December 1997 during which Units in the Operating Partnership were held. The minority interest for fiscal 1998 totaled $18,900.


Comparison of Operating Results of 1997 to Operating Results of 1996
--------------------------------------------------------------------
Total revenues increased $681,907, or 38%, from $1,796,917 to $2,478,824 due to the fact that Vinings had begun to pursue its growth and expansion strategy.

Rental and other property revenues increased $924,263, or 60%, from $1,552,483 to $2,476,746 due primarily to the revenues generated in connection with Vinings' ownership of Thicket for an entire year during fiscal 1997 as compared to six months during fiscal 1996. Revenues from Peachtree remained fairly constant. Immaterial amounts of revenue were generated for the twelve days Windrush was owned during fiscal 1997.

Interest income decreased by $90,579, or 98%, from $92,657 to $2,078. In fiscal 1996, interest income was generated from cash investments primarily in the first two months of the year, prior to the payment of liquidating dividends. Since that time there have been relatively small cash balances.

Property operating and maintenance expense increased $406,496, or 69%, from $586,430 to $992,926, primarily due to the expenses generated in connection with Vinings' ownership of Thicket for an entire year during fiscal 1997 as compared to six months during fiscal 1996.

Depreciation and amortization increased $188,901, or 77%, from $244,110 to $433,011. Depreciation on Thicket increased $185,165 due to Vinings' ownership of Thicket for an entire year during fiscal 1997 as compared to six months during fiscal 1996 as well as additional depreciation on improvements made during fiscal 1997. Depreciation on Peachtree decreased slightly.

Interest expense increased $407,832, or 100% from $408,719 to $816,551 due to Vinings' ownership of Thicket for an entire year during fiscal 1997 as compared to six months during fiscal 1996.

General and administrative expense decreased $651,598 or 66%, from $987,973 to $336,375. The majority of the decrease relates to costs associated with the Tender Offer and structural reorganization of the Trust during fiscal 1996 that did not recur during fiscal 1997. The following expense categories included in general and administrative decreased from fiscal 1996 to fiscal 1997: professional fees by $398,733, directors' and officers' insurance by $176,768, trustee expense by $31,312, annual report and proxy costs by $27,361 and filing fees by $17,425.

There were no investment advisor's fees incurred during fiscal 1997. All of the advisor's fees during fiscal 1996 were incurred during January and February as the services of the Advisor were terminated at the consummation of the Tender Offer.

The unusual item, net of $532,185 included in operating expenses during fiscal 1997 relates to costs incurred in connection with the Portfolio Transaction. These expenses include due diligence costs such as environmental and engineering reports, independent financial analysis, investor appraisal costs and legal contract negotiations. (See Note 14 to Vinings' December 31, 1998 Consolidated Financial Statements).

There were no gains or losses on real estate investments during fiscal 1997. The loss on real estate investment of $26,800 in fiscal 1996 represents commissions and fees on the sale of the Hawthorne Note. (See Note 4 to Vinings' December 31, 1998 Consolidated Financial Statements).

Vinings incurred a loss before minority interest of $667,181 for fiscal 1997 as compared to $810,078 for fiscal 1996, representing a decrease of $142,897, even with the unusual item described above. Had Vinings not incurred the unusual item associated with the Portfolio Transaction, the loss before minority interest for fiscal 1997 would have been $134,996. The minority interest of ($5,464) represents the allocation of losses for the short period in December 1997 during which Units in the Operating Partnership were held.


Liquidity and Capital Resources
-------------------------------

Operating activities provided net cash of $624,783 for fiscal 1998 as compared to $152,536 for fiscal 1997. As discussed previously, the settlement proceeds, litigation costs and transaction costs relating to the Portfolio Transaction have been included in operating activities and totaled a net amount of $260,910 in income during fiscal 1998 and $532,185 in expense during fiscal 1997. (See
Note 14 to Vinings' December 31, 1998 Consolidated Financial Statements). The balance of the increased cash provided by operating activities for fiscal 1998 relates to Vinings' ownership of Windrush for an entire year during fiscal 1998 as compared to less than one month during fiscal 1997.

As a result of the implementation of Management's growth and expansion strategy, cash flows from investing and financing activities have changed dramatically from fiscal years 1996 to 1997 to 1998. In fiscal 1996, $673,200 was generated from the sale of investments in connection with prior management's liquidation of the Trust's assets and approximately $8,700,000 was invested in Thicket. While Windrush was acquired during fiscal 1997, it was not acquired with cash but through the assumption of debt and the issuance of Units. Approximately $3,800 in cash was spent in connection with the Windrush acquisition and approximately $135,000 was used to make improvements to Thicket and Peachtree. During fiscal 1998, $612,000 was invested in the Acquisition Transaction and approximately $146,000 was used to make improvements to the existing assets.

Cash flows provided by or used in financing activities were comprised of (1) distributions to shareholders, and (2) debt incurred. Final liquidating dividends totaling $18,240,950 were made to shareholders during fiscal 1996, with no distributions during fiscal 1997 or fiscal 1998. During fiscal 1996, Vinings received net proceeds of $7,392,000 from a mortgage note payable, in addition to $1,568,104 in proceeds from a secured line of credit, all of which were used in the acquisition of Thicket. During fiscal 1997, an additional $150,000 was drawn from the line of credit. In addition, during fiscal 1997, a mortgage note in the amount of $6,464,898, was assumed in connection with the acquisition of Windrush and is not considered a cash transaction. During fiscal 1998, $281,896 was drawn from the line of credit and mortgage notes payable were reduced by $144,501.

Many of the costs associated with the liquidation of the Trust's assets and the subsequent Tender Offer and organizational restructuring that were incurred during fiscal 1996, have not continued into fiscal 1997 or 1998. The cash held by Vinings at December 31, 1998, plus the cash flow from Vinings' assets, including the Acquisition Transaction, is expected to provide sources of liquidity to allow the Trust to meet current operating obligations. The line of credit held by the Trust, which expired in December 1998,was purchased from the bank by one of the Trustees. The line in now due on demand and Vinings is paying interest monthly to the Trustee on the outstanding balance at an annual rate of 8.50%. The Trustee has agreed that he will not demand payment on the note prior to January 1, 2000, unless alternate financing is arranged or Peachtree, which serves as security for the note, is sold. Vinings has agreed that it will use its best efforts to obtain a new line of credit or alternative financing to repay the outstanding balance. (For additional information regarding the line of credit see Note 5 to Vinings December 31, 1998 Consolidated Financial Statements.) In addition, Vinings continues negotiations with a number of capital sources regarding the Acquisition Transaction and intends to continue ongoing discussions with capital sources, both public and private, as well as explore financing alternatives, so as to allow Vinings to expand and grow its income producing investments. (See "Growth and Expansion Strategy".)


Recent Accounting Pronouncements
--------------------------------
Vinings adopted Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income," during 1998, which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in shareholders' equity. As of December 31, 1998, Vinings had no items of other comprehensive income.

Vinings also adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," during 1998, which establishes new standards for disclosure of segment information on the so called "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Since Vinings' real estate portfolio has similar economic characteristics, customers, and products and services, Vinings evaluates the operating performance of its real estate portfolio as one reportable segment, on the same basis of presentation for internal and external reporting. Therefore, no additional segment information is presented herein.


Year 2000
---------
The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

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

Vinings is currently assessing the potential impact Year 2000 will have on its operations. A compliance program has been implemented, which will 1) determine Vinings state of readiness for the Year 2000, including the Trust's information technology ("IT") systems, its non-IT systems and the state of readiness of Vinings material suppliers and third party vendors; 2) assess where potential risks may occur, recognizing that date sensitive systems may fail at different points in time depending on their function, and prioritize those risks; 3) determine what steps need to be taken in order to bring remaining software, hardware and systems, including embedded systems, into Year 2000 compliance; 4) implement, test and re-evaluate all solutions in time to minimize any significant detrimental effects on operations; and 5) determine a contingency plan in the event that the Trust or any of its material suppliers or third party vendors will not be Year 2000 compliant (the "Compliance Program"). Vinings believes that its testing of all systems should be complete by the end of the third quarter, 1999.

Vinings believes that most of its computer systems and related software are already Year 2000 compliant. These systems include the on-site resident management software and associated hardware as well as corporate financial and accounting software and related hardware. The costs incurred to date for new on-site hardware and software total approximately $6,200. The financial and accounting systems are shared with The Vinings Group. The costs incurred to upgrade these systems total approximately $70,000 and are in the form of monthly lease payments of $1,178, which expire in November 2002. Currently these lease payments are not a cost of the Trust. Any additional costs to upgrade or modify these systems are not expected to be material.

Vinings is still in the process of determining whether many of its other operational systems are Year 2000 compliant and therefore cannot determine at this time the potential impact on the Trust's financial condition and results of operations. These systems include administrative systems as well as mechanical systems. However, Vinings has been in contact with the suppliers and manufacturers of these systems and believes that all material systems within its control will be Year 2000 compliant well in advance of January 1, 2000.

Vinings' most reasonably likely worst case scenario relates to Year 2000 non-compliance by third party vendors and service providers. Vinings' relies on a number of suppliers for utility services, financial services, materials, etc. Interruption of suppliers' operations due to Year 2000 issues could have a material adverse effect on the Trust's future financial condition and results of operations. Vinings' has taken steps to evaluate the status of suppliers' efforts in order to determine whether any of these suppliers will have an adverse material effect. Once evaluation is complete, Vinings will determine any required alternatives and contingency plan requirements.

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


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Vinings is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, Vinings manages exposures through its regular operating and financing activities.
Vinings does not use financial instruments for trading or other speculative purposes. Vinings is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 5 to Vinings' December 31, 1998 Consolidated Financial Statements. All of Vinings' borrowings are under fixed rate instruments. Vinings has determined that there is no material market risk exposure to its consolidated financial position, results of operations or cash flows.

The following table presents principal reductions and related weighted average interest rates by year of expected maturity for Vinings' debt obligations:


---------------------------------------------------------------------------------------------------------------------------
                                                                                    There-                  Fair Value
(In Thousands)                   1999       2000       2001      2002      2003    after       Total     December 31, 1999
---------------------------------------------------------------------------------------------------------------------------
Principal Reductions
  In Mortgage Notes            $  157       $170       $184      $200    $7,103     $5,826    $13,640         $13,640

Average Interest Rates          8.27%      8.27%      8.27%     8.27%     8.27%       7.5%      8.27%           8.27%

Line Of Credit                 $2,000        -          -          -         -          -     $ 2,000         $ 2,000

Interest Rate(1)                8.50%        -          -          -         -          -       8.50%           8.50%

--------------------------------------
(1) Based on prime rate as of 12/31/98


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The consolidated financial statements and supplementary data are listed under Item 14(a) and filed as part of this report on the pages indicated.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------

The information required by this Item 9 was previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 1997.

                                    PART III
                                    ========


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
The information concerning the Trustees and Executive Officers of the Registrant required by Item 10 shall be included in the Proxy Statement to be filed relating to the 1999 Annual Meeting of the Registrant's shareholders and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------
The information concerning the Trustees and Executive Officers of the Registrant required by Item 11 shall be included in the Proxy Statement to be filed relating to the 1999 Annual Meeting of the Registrant's shareholders and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
The information concerning Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in the Proxy Statement to be filed relating to the 1999 Annual Meeting of the Registrant's shareholders and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
The information concerning Certain Relationships and Related Transactions required by Item 13 shall be included in the Proxy Statement to be filed relating to the 1999 Annual Meeting of the Registrant's shareholders and is incorporated herein by reference.

                                     PART IV
                                     =======


ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND
          REPORTS ON FORM 8-K
---------------------------------------------------------

14(a) (1) and (2) Index to Consolidated Financial
Statements and Schedule                                                     Page
                                                                            ----

Report of Independent Public Accountants                                      25

Consolidated Balance Sheets--As of December 31, 1998 and 1997                 26

Consolidated Statements of Operations--For the years ended
December 31, 1998, 1997 and 1996                                              27

Consolidated Statements of Shareholders' Equity--For the years ended
December 31, 1998, 1997 and 1996                                              28

Consolidated Statements of Cash Flows--For the years ended
December 31, 1998, 1997 and 1996                                              29

Notes to Consolidated Financial Statements--For the years ended
December 31, 1998, 1997 and 1996                                              30

Consolidated Financial Statement Schedule                                     48

14(a) (3) Exhibits



Exhibit No.                     Description
-----------                     -----------
   3.1      Second Amended and Restated Declaration of Trust of Vinings (filed herewith).

   3.2      Amendment  No. 1 to the Second  Amended and  Restated  Declaration  of Trust of the Trust
            (filed herewith).

   3.3      Amendment  No. 2 to the Second  Amended and  Restated  Declaration  of Trust of the Trust
            (filed herewith).

   3.4      Amended and  Restated  Bylaws of the Trust  (incorporated  by reference to Exhibit 3.2 to
            Vinings' Registration Statement on Form S-11, No. 2-94776).

  10.1      Amended and Restated Agreement of Limited  Partnership of Vinings Investment  Properties,
            L.P.  (incorporated  by reference to Exhibit 10.1 to Vinings'  Annual Report on Form 10-K
            for the fiscal year ended December 31, 1997, No. 0-13693).

  10.2      First Amendment to the Amended and Restated  Agreement of Limited  Partnership of Vinings
            Investment  Properties,  L.P.  (incorporated by reference to Exhibit 10.2 to the Vinings'
            Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 0-13693).

  10.3      Second Amendment to the Amended and Restated Agreement of Limited  Partnership of Vinings
            Investment  Properties,  L.P.  (incorporated by reference to Exhibit 10.3 to the Vinings'
            Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 0-13693).

  10.4      Third Amendment to the Amended and Restated  Agreement of Limited  Partnership of Vinings
            Investment Properties, L.P. (filed herewith).

  10.5      Fourth Amendment to the Amended and Restated Agreement of Limited  Partnership of Vinings
            Investment Properties, L.P. (filed herewith).

  10.6      Fifth Amendment to the Amended and Restated  Agreement of Limited  Partnership of Vinings
            Investment Properties, L.P. (filed herewith)

  10.7      Agreement to Contribute,  dated April 1, 1997,  between  Vinings  Investment  Properties,
            L.P.  and  Windrush  Partners,  Ltd.  (incorporated  by  reference to Exhibit 10.1 to the
            Trust's Current Report on Form 8-K filed December 29, 1997, No. 0-13693).

  10.8      Amendment to Agreement to Contribute,  dated August 11, 1997,  between Vinings Investment
            Properties,  L.P. and Windrush Partners,  Ltd. (incorporated by reference to Exhibit 10.2 to the Trust's Report on Form 8-K filed December 29, 1997, No. 0-13693).

  10.9      Second  Amendment to Agreement to  Contribute,  dated October 30, 1997,  between  Vinings
            Investment  Properties,  L.P. and Windrush Partners,  Ltd.  (incorporated by reference to
            Exhibit 10.3 to the Trust's Report on Form 8-K filed December 29, 1997, No. 0-13693).

  10.10     Management  Contract  dated  December  19, 1997  between  Vinings  Communities,  L.P. and
            Vinings Properties,  Inc.  (incorporated by reference to Exhibit 10.10 to Vinings' Annual
            Report on Form 10-K for the fiscal year ended December 31 1997, No. 0-13693).

  10.11     Management  Contract  dated January 1, 1999,  between  Thicket  Apartments,  L.P. and VIP
            Management, LLC (filed herewith).

  10.12     Management  Contract dated January 1, 1999,  between  Vinings  Communities,  L.P. and VIP
            Management, LLC (filed herewith).

  10.13     Management  Contract dated January 1, 1999, between Vinings Investment  Properties,  L.P.
            and VIP Management, LLC (filed herewith).

  10.14     Form of  Amended  and  Restated  Agreement  of  Purchase  and  Sale  for The  Acquisition
            Transition  with attached  Schedule of Material  Differences  For All  Properties  (filed herewith).

  10.15     Commercial  Credit Agreement  between Hardwick Bank and Trust Company and the Trustees of the Trust dated June 28, 1997  (incorporated  by reference  to Exhibit  10.13 to Vinings'
            Annual Report on Form 10-K for the fiscal year ended December 31 1997, No. 0-13693).

  10.16     Amendment to Commercial  Credit Agreement between Hardwick Bank and Trust Company and the
            Trustees of the Trust dated July 1, 1998 (filed herewith).

  21.1      Subsidiaries of the Trust (filed herewith).

  27        Financial Data Schedule (filed herewith).

         14(b) Reports on Form 8-K
         -------------------------

         Current Report on Form 8-K/A, originally dated December 29, 1997, was filed with the Securities and Exchange Commission on March 3, 1998, with respect to the Trust's acquisition of Windrush.

                                   SIGNATURES
                                   ==========

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VININGS INVESTMENT PROPERTIES TRUST

By: /s/ Peter D. Anzo
---------------------
Peter D. Anzo
President and
Chief Executive Officer

Dated: April 15, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                     Title                         Date
      ---------                     -----                         ----


/s/ Peter D. Anzo              Chief Executive Officer,       April 15, 1999
-------------------------      President and Trustee
Peter D. Anzo


/s/ Stephanie A. Reed          Vice President, Treasurer,     April 15, 1999
-------------------------      Secretary and Trustee
Stephanie A. Reed


/s/ Phill D. Greenblatt        Trustee                        April 15, 1999
-------------------------
Phill D. Greenblatt

/s/ Henry Hirsch               Trustee                        April 15, 1999
-----------------
Henry Hirsch


/s/ Martin H. Petersen         Trustee                        April 15, 1999
-------------------------
Martin H. Petersen


/s/ James D. Ross              Trustee                        April 15, 1999
-------------------------
James D. Ross


/s/ Gilbert H. Watts, Jr.      Trustee                        April 15, 1999
-------------------------
Gilbert H. Watts, Jr.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ========================================


To Vinings Investment Properties Trust:

We have audited the accompanying consolidated balance sheets of Vinings Investment Properties Trust and subsidiaries (the "Trust") as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vinings Investment Properties Trust and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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

ARTHUR ANDERSEN LLP

/s/ Arthur Andersen LLP

Atlanta, Georgia
February 26, 1999

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       ===================================
                                                                                ----------------------------------
                                                                                           December 31,
                                                                                 ----------------------------------
                                                                                       1998               1997
                                                                                 ---------------    ---------------
ASSETS
Real estate assets:
    Land                                                                            $ 2,884,500        $ 2,884,500
    Buildings and improvements                                                       15,399,690         15,267,009
    Furniture, fixtures & equipment                                                   1,025,222          1,011,483
      Less:  accumulated depreciation                                                (1,664,678)        (1,036,311)
                                                                                 ---------------    ---------------

         Net real estate assets                                                      17,644,734         18,126,681

Cash and cash equivalents                                                               286,481            282,851
Cash escrows                                                                            330,698            314,684
Receivables and other assets                                                            694,998             63,402
Deferred financing costs, less accumulated amortization of $77,258 and
    $54,459 at December 31, 1998 and 1997, respectively                                 139,064            169,968
Deferred leasing costs, less accumulated amortization of $32,861 and
    $39,087 at December 31, 1998 and 1997, respectively                                  52,203             31,972
                                                                                 ---------------    ---------------

Total assets                                                                       $ 19,148,178        $18,989,558
                                                                                 ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                                             $ 13,640,065        $13,784,566
Line of credit                                                                        2,000,000          1,718,104
Accounts payable and accrued liabilities                                                546,249            708,876
                                                                                 ---------------    ---------------

       Total liabilities                                                             16,186,314         16,211,546
                                                                                 ---------------    ---------------


Minority interest of unitholders in Operating Partnership                               534,892            509,209
                                                                                 ---------------    ---------------


Commitments and Contingencies (Note 10)

Shareholders' equity:
    Shares of beneficial interest, without par value, unlimited shares authorized, 1,100,505 and 1,080,512 shares issued and outstanding
    at December 31, 1998 and 1997, respectively                                      19,502,911         19,429,735

    Cumulative earnings                                                              37,302,590         37,217,597

    Cumulative distributions                                                        (54,378,529)       (54,378,529)
                                                                                 ---------------    ---------------

       Total shareholders' equity                                                     2,426,972          2,268,803
                                                                                 ---------------    ---------------

Total liabilities and shareholders' equity                                         $ 19,148,178        $18,989,558
                                                                                 ===============    ===============
The accompanying notes are an integral part of these consolidated financial statements.



                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      =====================================

                                                                    -----------------------------------------------
                                                                           For the years ended December 31,
                                                                    -----------------------------------------------
                                                                        1998              1997             1996
                                                                    -------------     -------------     -----------
REVENUES

     Rental revenues                                                 $ 3,946,828       $ 2,392,072     $ 1,482,419
     Other property revenues                                             153,092            84,674          70,064
     Interest income                                                       1,519             2,078          92,657
     Other income                                                            564                 -         151,777
                                                                    -------------     -------------     -----------

                                                                       4,102,003         2,478,824       1,796,917
                                                                  -------------     -------------     -----------

EXPENSES

     Property operating and maintenance                                1,652,207           992,926         586,430
     Depreciation and amortization                                       647,760           433,011         244,110
     Amortization of deferred financing costs                             30,903            34,957          19,502
     Interest expense                                                  1,329,277           816,551         408,719
     General and administrative                                          598,873           336,375         987,973
     Investment advisor's fee                                                  -                 -         333,461
     Unusual item, net                                                  (260,910)          532,185               -
                                                                    -------------     -------------     -----------
                                                                       3,998,110         3,146,005       2,580,195
                                                                    -------------     -------------     -----------

     Loss on real estate investments                                           -                 -         (26,800)

     Income (loss) before minority interest                              103,893          (667,181)       (810,078)
                                                                    -------------     -------------     -----------
     Minority interest of unitholders in Operating Partnership           (18,900)            5,464               -
                                                                    -------------     -------------     -----------


     Net income (loss)                                                  $ 84,993        $ (661,717)      $(810,078)
                                                                    =============     =============     ===========

NET INCOME (LOSS) PER SHARE - BASIC                                       $ 0.08           $ (0.61)        $ (0.75)
                                                                    =============     =============     ===========

NET INCOME (LOSS) PER SHARE - DILUTED                                     $ 0.08           $ (0.61)        $ (0.75)
                                                                    =============     =============     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                            1,090,701         1,080,513       1,080,528
                                                                    =============     =============     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                          1,336,391         1,089,435       1,080,528
                                                                    =============     =============     ===========

The accompanying notes are an integral part of these consolidated financial statements.


                      VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended December 31, 1996, 1997 and 1998
              ====================================================

                                                 --------------   --------------   --------------   --------------
                                                   Shares of                                            Total
                                                  beneficial       Cumulative       Cumulative      shareholders'
                                                   interest         earnings       distributions       equity
                                                 --------------   --------------   --------------   --------------

BALANCE AT DECEMBER 31, 1995                       $36,973,249      $38,689,392     $(54,378,529)     $21,284,112

Net loss                                                     -         (810,078)               -         (810,078)

Retirement of shares                                      (536)               -                -             (536)

Distributions to shareholders
     ($16.88 per share return of capital
     for federal income tax purposes)              (18,240,950)               -                       (18,240,950)
                                                 --------------   --------------   --------------   --------------


BALANCE AT DECEMBER 31, 1996                        18,731,763       37,879,314      (54,378,529)       2,232,548

Adjustment for minority interest of unitholders
     and issuance of units in Operating Partnership    698,056                                            698,056

Net loss                                                     -         (661,717)               -         (661,717)

Retirement of shares                                       (84)               -                -              (84)
                                                 --------------   --------------   --------------   --------------


BALANCE AT DECEMBER 31, 1997                        19,429,735       37,217,597      (54,378,529)       2,268,803

Net income                                                   -           84,993                -           84,993

Adjustment for minority interest of
     unitholders in Operating Partnership               (6,781)               -                -           (6,781)

Issuance of shares to officers and directors            80,000                -                -           80,000

Retirement of shares                                       (43)               -                -              (43)
                                                 --------------   --------------   --------------   --------------

BALANCE AT DECEMBER 31, 1998                       $19,502,911      $37,302,590     $(54,378,529)      $2,426,972
                                                 ==============   ==============   ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      =====================================
                                                                    -----------------------------------------
                                                                        For the years ended December 31,
                                                                    -----------------------------------------

                                                                      1998            1997          1996
                                                                    ----------     -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $84,993       $(661,717)    $ (810,078)
                                                                    ----------     -----------   ------------


Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

        Depreciation and amortization                                 647,760         433,011        244,110
        Amortization of deferred financing costs                       30,903          34,957         19,502
        Minority interest of unitholders in Operating Partnership      18,900          (5,464)             -
        (Gain) loss on real estate investments                              -               -         26,800
        Noncash compensation expense                                   80,000               -              -
        Changes in assets and liabilities:
           Cash escrows                                               (16,014)         75,745       (192,611)
           Receivables and other assets                               (19,511)         22,600        260,055
           Capitalized leasing costs                                  (39,621)        (36,931)        (5,639)
           Accounts payable and accrued liabilities                  (162,627)        290,335       (247,104)
                                                                    ----------     -----------   ------------

        Total adjustments                                             539,790         814,253        105,113
                                                                    ----------     -----------   ------------

Net cash provided by (used in) operating activities                   624,783         152,536       (704,965)
                                                                    ----------     -----------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of the Thicket Apartments                                          -               -     (8,660,900)
The Thicket capital expenditures                                      (46,129)       (109,333)       (49,635)
Peachtree capital expenditures                                        (33,712)        (26,205)       (29,862)
Windrush capital expenditures                                         (66,579)         (3,791)             -
Refundable deposits and acquisition costs                            (612,085)              -              -
Sale proceeds from real estate investments                                  -               -        673,200
                                                                    ----------     -----------   ------------

Net cash used in investing activities                                (758,505)       (139,329)    (8,067,197)
                                                                    ----------     -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from line of credit                                      281,896         150,000      1,568,104
Net proceeds from mortgage note payable                                     -               -      7,392,000
Deferred financing costs                                                    -               -       (224,427)
Principal repayments on mortgage notes payable                       (144,501)        (52,008)       (20,324)
Purchase of retired shares                                                (43)            (84)          (536)
Distributions to shareholders                                               -               -    (18,240,950)
                                                                    ----------     -----------   ------------

Net cash provided by (used in) financing activities                   137,352          97,908     (9,526,133)
                                                                    ----------     -----------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    3,630         111,115    (18,298,295)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        282,851         171,736     18,470,031
                                                                    ----------     -----------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $286,481        $282,851      $ 171,736
                                                                    ==========     ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                   ==========================================


NOTE 1 - FORMATION AND ORGANIZATION
----------------------------------

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

         The purpose of the Tender Offer was for Management to acquire control of the Trust and to rebuild Vinings' assets by expanding into the multifamily real estate markets through the acquisition of garden style apartment communities that are leased to middle-income residents.
         Management believes that these investments will provide attractive sources of income to Vinings which will not only increase net income and provide cash available for future distributions, but will increase the value of Vinings' real estate portfolio as well.

         On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. As of December 31, 1998, the Trust was the sole 1% general partner and an 80.94% limited partner in the Operating Partnership. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT").

         Vinings currently owns three real estate assets, which are: (1) The Thicket Apartments ("Thicket"), a 254-unit apartment complex located in Atlanta, Georgia, owned through Thicket Apartments, L.P., a Delaware limited partnership of which the Operating Partnership is a 99% limited partner and Thicket Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Trust, is the sole general partner; (2) Windrush Apartments ("Windrush"), a 202-unit apartment community located in Atlanta, Georgia owned through Vinings Communities, L.P., a Delaware limited partnership of which the Operating Partnership is a 99% limited partner and the Trust is the sole general partner; and (3) Peachtree, an approximately 75,000 square foot, single-story business park located in Atlanta, Georgia, owned by the Operating Partnership. At December 31, 1998, Thicket, Windrush and Peachtree were 98%, 98% and 100% leased, respectively.

         On July 1, 1996, Vinings effected a 1-for-8 reverse share split (the "Share Split") of its 8,645,000 outstanding Shares. Shareholders tendered their Shares and received one Share for every eight Shares owned. Vinings has purchased and continues to purchase any fractional
         Shares at a cost of $5.50 per share. As of December 31, 1998, fractional Shares totaling 120 had been repurchased and retired. All share and per share data included in the accompanying financial statements and notes thereto have been restated to reflect the Share Split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

         Basis of Presentation
         ---------------------

         The accompanying consolidated financial statements of Vinings include the consolidated accounts of the Trust and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The minority interest of the unitholders in the Operating Partnership on the accompanying balance sheet is calculated based on the minority interest ownership percentage (18.06% as of December 31, 1998) multiplied by the Operating Partnership's net assets. The minority interest of the unitholders in the income or loss of the Operating Partnership on the accompanying statement of operations is calculated based on the weighted average number of Shares and Units (as hereinafter defined) outstanding during the period. The term "Vinings" or "Trust" hereinafter refers to Vinings Investment Properties Trust and its subsidiaries, including the Operating Partnership.


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


         Real Estate Assets
         ------------------

         Real estate assets are stated at depreciated cost less reductions for impairment, if any. In identifying potential impairment, management considers such factors as declines in a property's operating performance or market value, a change in use, or adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from the asset's use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset's carrying cost, the asset is written down to its fair value. In management's opinion, there has been no impairment of Vinings' real estate assets as of December 31, 1998.

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


         Net Income (Loss) Per Share
         ---------------------------

         The following is a reconciliation of net income (loss) available to the common shareholders and the weighted average shares used in Vinings' basic and diluted net income (loss) per share computations:

                                      ----------------------------------------
                                          1998          1997          1996
                                      ----------------------------------------
   Net income (loss) - basic            $ 84,993      $(661,717)    $(810,078)
   Minority interest                      18,900         (5,464)            -
                                      -----------------------------------------
   Net income (loss) - diluted          $103,893      $(667,181)    $(810,078)
                                      =========================================


   Weighted average shares - basic     1,090,701      1,080,513     1,080,528
   Dilutive Securities
       Weighted average Units in
           Operating Partnership         242,546          8,922             -
       Share options                       3,144              -             -
                                      -----------------------------------------
   Weighted average shares - diluted   1,336,391      1,089,435     1,080,528
                                      =========================================



         Units in the Operating Partnership held by the minority unitholders are redeemable for Shares of the Trust on a one-for-one basis, or for cash, at the option of the Trust. For the twelve months ended December 31, 1998 options to purchase 27,500 shares were excluded and for the twelve months ended December 31, 1997 options to purchase 26,000 shares were excluded as the impact of such options was antidilutive.

         Recent Accounting Pronouncement
         -------------------------------

         Vinings adopted Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income," during 1998, which establishes a standard for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in shareholders' equity. As of December 31, 1998, Vinings had no items of other comprehensive income.

         Vinings also adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," during 1998, which establishes new standards for disclosure of segment information on the so called "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Since Vinings' real estate portfolio has similar economic characteristics, customers, and products and services, Vinings evaluates the operating performance of its real estate portfolio as one reportable segment, on the same basis of presentation for internal and external reporting. Therefore, no additional segment information is presented herein.


         Reclassification
         ----------------

         Certain   1997  and  1996   financial   statement   amounts  have  been
         reclassified to conform with the current year presentation.

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


         Peachtree Business Center
         -------------------------

         Vinings acquired Peachtree through a deed-in-lieu of foreclosure on April 12, 1990. Peachtree was recorded at $1,700,000, its fair market value, which was less than the book value of the Trust's mortgage investment at the date of foreclosure. Subsequent to the acquisition, approximately $1,121,800 of improvements have been capitalized.


         Acquisition Transaction
         -----------------------

         Vinings has entered into 17 separate contracts to purchase 13 multifamily communities totaling 2,032 units located in various markets in Mississippi (the "Portfolio"). The aggregate purchase price of the Portfolio is $94,300,000, consisting of cash and the assumption of existing debt (the "Acquisition Transaction"). Five of the communities, totaling 976 units, will be purchased through a joint venture structure between the Operating Partnership and a private investor, and the remaining eight communities, totaling 1,056 units, will be purchased by subsidiaries of the Operating Partnership. For more information regarding the Acquisition Transaction, see Note 10 to Vinings December 31, 1998 Consolidated Financial Statements.


NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

         Hawthorne Note
         --------------

         The Trust acquired the Hawthorne Research and Development Complex ("Hawthorne") in 1992 through foreclosure of its mortgage note. The Trust's investment in the property was written down from 1992 through 1994 to $4,605,702 to reflect its anticipated net realizable value. On March 30, 1995, the Trust sold Hawthorne for $5,095,000 of which $3,500,000 was paid at closing. The balance of $1,595,000 (the "Hawthorne Note") was payable pursuant to a nonrecourse purchase money note and was subordinate to first mortgage liens totaling $10,360,000. In connection with the sale of Hawthorne, the Trust reported a gain of $152,825. In connection with the liquidation of assets, the Trust entered into an agreement with the first mortgage lien holder to sell the Hawthorne Note for $700,000. At December 31, 1995, the Trust established a valuation allowance of $895,000 to reflect its net realizable value of $700,000. On January 3, 1996, the Trust closed on the sale of the Hawthorne Note and recorded commissions and fees for a loss on the sale of $26,800.


NOTE 5 - NOTES PAYABLE
---------------------

         Mortgage Notes Payable
         ----------------------

         At December 31, 1998, Vinings had the following mortgage notes payable:

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

         At December 31, 1998, the total outstanding principal for both notes was $13,640,065. Scheduled maturities of the mortgage notes payable as of December 31, 1998 are as follows:

                           1999              $   156,664
                           2000                  169,860
                           2001                  184,179
                           2002                  199,716
                           2003                7,103,494
                           Thereafter          5,826,152
                                             ------------
                           Total             $13,640,065
                                             ============


         Line of Credit
         -------------

         On June 28, 1998 Vinings renewed its line of credit in the amount of $2,000,000 for six months, which expired on December 28, 1998. Vinings did not renew the line of credit at that time and the bank informally extended the due date to February 4, 1999 with interest continuing to be paid monthly until Vinings secured alternate financing. On February 4, 1999 one of the independent Trustees purchased the line of credit from the bank and Vinings is now paying interest to the Trustee monthly at the annual rate of 8.50%. The Trustee has agreed that he will not demand payment on the line of credit prior to January 1, 2000, unless Vinings obtains alternative finanacing or unless the Trust sells Peachtree, which secures the note. Vinings has agreed that is will use its best efforts to obtain a new line of credit or alternative financing as soon as possible, which if obtained will be used to repay the outstanding indebtedness.


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

         Vinings entered into management agreements with Vinings Properties, Inc., an affiliate of certain officers and Trustees of Vinings, to provide property management services for Thicket and Windrush for a fee equal to a percentage of gross revenues plus a fee for data processing. A total of $188,032, $93,235 and $44,459 in management fees and $27,360, $15,240 and $7,620 in data processing fees were incurred by Vinings during 1998, 1997 and 1996, respectively. On January 1, 1999, Vinings entered into new management agreements with VIP Management, LLC, also an affiliate of certain officers and Trustees of Vinings, to provide property management services for Thicket, Windrush and Peachtree on substantially the same terms as the previous agreements.

         In addition, as a commitment to the rebuilding of Vinings, prior to 1998 The Vinings Group, Inc., the parent corporation of Vinings Properties, Inc. (collectively, "The Vinings Group"), provided numerous services at no cost to Vinings relating to administration, acquisition, and capital and asset advisory services. Certain direct costs paid on Vinings' behalf were reimbursed to The Vinings Group and beginning January 1, 1998, The Vinings Group charged Vinings for certain overhead charges. However, while Vinings has been in its initial growth stages, The Vinings Group has been committed to providing as many services as possible to promote the Trust's growth. A total of $45,000, $45,000 and $15,000 was paid for 1998, 1997 and 1996, respectively, to The Vinings Group for shareholder services provided for the sole benefit of Vinings by one of The Vinings Group's employees. In addition, a total of $105,000 has been incurred for the year ended December 31, 1998 to The Vinings Group for the reimbursement of overhead expenses, which includes salaries and benefits for other employees hired by The Vinings Group for the benefit of the Trust. The officers of the Trust have not received compensation from Vinings for their services during the three year period ended December 31, 1998 except for the Restricted Stock, as hereinafter defined, which was awarded on July 1, 1998. (See Note 13.)

         On February 4, 1999 one of the independent Trustees purchased the Trust's line of credit, which expired on December 28, 1998 and Vinings is now paying interest to the Trustee monthly at the annual rate of 8.50%. (See Note 5.)

         On December 19, 1997, the Trust acquired Windrush from Windrush Partners, Ltd. (the "Partnership"), a Georgia limited partnership, whose general partner was Hallmark Group Services Corp ("Hallmark"). At the time of the transaction, Hallmark was an affiliate of the officers and certain trustees of the Trust. In connection with the acquisition of Windrush, an advisor's fee of $75,550 was paid by the Partnership to MFI Realty, Inc.("MFI"), a wholly owned subsidiary of The Vinings Group, Inc.

         In connection with the acquisition of Thicket on June 28, 1996, a broker's commission of $150,000 was paid by the seller of the property to MFI.

         In addition, the Trust paid a total of $21,000 during 1997 to Northshore Communications, Inc., a company affiliated with one of the Trustees, for the design and production of Vinings' 1996 annual report.


NOTE 7 - ADVISORY AGREEMENT
---------------------------

         Prior to the consummation of the Tender Offer, the Trust had engaged the Advisor to provide investment advisory services and act as the administrator of Trust operations. The agreement with the Advisor, which was terminated upon consummation of the Tender Offer, provided for the payment of administrative, asset management and other servicing fees to the Advisor for services rendered in administering the Trust's operations. The Advisor earned administrative, asset management, special services, and mortgage servicing fees aggregating $333,461 for the year ended December 31, 1996.


NOTE 8 - DISTRIBUTIONS
---------------------

         There were no distributions declared or distributed for the years ended December 31, 1998 and 1997. Distributions declared and distributed for the year ended December 31, 1996 aggregated $18,240,950, or $16.88 per share. For federal income tax purposes, all distributions received by shareholders for the year ended December 31, 1996 represented a return of capital.

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

NOTE 9 - LEASING ACTIVITY
-------------------------

         The following is a schedule of future minimum rents due under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998, at Peachtree:

                              1999              $  541,410
                              2000                 412,217
                              2001                 313,573
                              2002                 120,557
                                               ------------
                              Total             $1,387,757
                                               ============

         One tenant generated 50% of Peachtree's revenues for the period ended December 31, 1998. The same tenant accounts for 70% of the future minimum lease payments.


NOTE 10 - Commitments and CONTINGENCIES
---------------------------------------

         Acquisition Transaction
         -----------------------

         On June 18, 1998 Vinings entered into 18 separate contracts to purchase 14 multifamily communities totaling 2,184 units located in various markets in Mississippi. On February 15, 1999, Vinings renegotiated 17 of the contracts to purchase 13 communities totaling 2,032 units (the "Portfolio") and terminated one of the contracts. The renegotiated purchase price of the Portfolio is $94,300,000, consisting of cash and the assumption of existing debt (the "Acquisition Transaction"). Five of the communities, totaling 976 units, will be purchased through a joint venture structure between the Operating Partnership and a private investor and the remaining eight communities, totaling 1,056 units, will be purchased by subsidiaries of the Operating Partnership.

         Vinings has completed its due diligence review and the contracts are subject only to satisfactory title conditions. Vinings has received conditional commitments for most of its equity financing and is in the process of finalizing its equity commitments. If Vinings receives all approvals and obtains sufficient capital to finance the transaction, the closing of the Portfolio could take place early in the second quarter of 1999, however, there can be no assurance that the Acquisition Transaction will take place.

         Miscellaneous
         -------------

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


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

         Vinings paid interest of $1,299,005, $800,388 and $353,032 during 1998,
         1997 and 1996, respectively.

         In connection with the December 19, 1997 Windrush acquisition, Vinings assumed a mortgage note payable in the amount of $6,464,898 and related cash escrow accounts. In addition, 242,546 limited partnership units in the Operating Partnership were issued during 1997 valued at $1,212,729.


NOTE 12 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------

         Based on interest rates and other pertinent information available to Vinings as of December 31, 1998 and 1997, the Trust estimates that the carrying value of cash and cash equivalents, the mortgage notes payable, the line of credit, and other liabilities approximate their fair values when compared to instruments of similar type, terms and maturity.

         Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect its estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1998.


NOTE 13 - 1997 STOCK OPTION AND INCENTIVE PLAN
----------------------------------------------

         Vinings' 1997 Stock Option and Incentive Plan (the "Plan") provides incentives to officers, employees, Trustees, and other key persons including the grant of share options, share appreciation rights, restricted and unrestricted share awards, performance share awards, and dividend equivalent rights.

         Under the Plan, the maximum number of shares that may be reserved and available for issuance is 10% of the total number of outstanding shares at any time plus 10% of the number of Units outstanding at any time that are subject to redemption rights. At December 31, 1998 the total number of shares available for issuance under the Plan was 134,305. Options granted under the Plan expire ten years from the date of grant.

         During 1998 and 1997, Vinings granted non-qualified share options to the officers, Trustees and certain key persons. The options vest in full after one year from the date of the grant. Of the options granted in 1998, 81,250 have an exercise price of $4.00 per share as compared to a fair value of $3.63 on the date of the grant and 1,500 have an exercise price of $4.75 per share, which is equal to the fair value on the date of grant. The options granted in 1997 have an exercise price of $5.00 per share as compared to a fair value of $4.56 per share on the date of the grant.

         On July 1, 1998 Vinings awarded 20,000 shares of restricted stock to the officers and certain trustees (the "Restricted Stock"), representing a total value of $80,000 (based on the fair market value of a share of the Trust on the award date) which has been reflected in compensation expense in the second quarter and in shareholders' equity as of December 31, 1998. The Restricted Stock was awarded as compensation for services to the Trust provided by such officers and trustees as well as by The Vinings Group.

         The Trust accounts for share options issued under the Plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized since all options have been granted with an exercise price equal to or above the fair value of the Trust's shares on the date of grant.

         In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," the Trust has estimated the fair value of the Options using a binomial option pricing model with the following weighted average assumptions:

                                                  ----------      ----------
                                                    1998             1997
                                                  ----------      ----------
           Risk free rate                           5.50%            6.12%
           Expected life                          5 years           5 years
           Expected volatility                       30%               30%
           Expected dividend yield                  3.6%              3.6%



         Using these assumptions, the estimated fair value of the options granted were $87,112 and $38,000 for 1998 and 1997, respectively, which would be included in compensation expense over the life of the vesting period. Accordingly, had Vinings accounted for the Plan under SFAS 123, Vinings' pro forma net income (loss) and net income (loss) per share for the year ended December 31, 1998 and 1997 would have been as follows:

                                      ------------------- ---------------
                                              1998              1997
                                       ------------------- ---------------
             Net income:
               As reported                   $84,993         ($661,717)
                                       =================== ===============
               Pro forma                     $29,799         ($680,717)
                                       =================== ===============

             Net income per share:
               As reported                    $0.08             ($0.61)
                                       =================== ===============
               Pro forma                      $0.03             ($0.63)
                                       =================== ===============

         The pro forma annual compensation cost included in determining pro forma net income may not be representative of future pro forma annual compensation cost since the estimated fair value of stock options is included in compensation expense over the vesting period, and additional stock options may be granted in future years.

         A summary of stock option activity under the Plan is presented in the following table:


                                          --------------------------------------    -----------------------------------
                                                        1998                                     1997
                                          ------------ -------------------------    ---------- ------------------------
                                                           Weighted Average                       Weighted Average
                                            Shares          Exercise Price           Shares        Exercise Price
Options outstanding,
     beginning of year                      26,000         $     5.00                  -                 -
Granted                                     82,750         $     4.01                26,000             $5.00
                                          ------------ -------------------------    ---------- ------------------------
Options outstanding,
     end of year                           108,750         $     4.25                26,000             $5.00
                                          ============ =========================    ========== ========================
Options exercisable,
     end of year                            26,000         $     5.00                   -                 -

                                          ============ =========================    ========== ========================
Weighted average per share
     value of options granted                              $     1.05                                   $1.46
                                                       =========================               ========================
Options outstanding:
     Exercise price range                                    $4.00-$5.00                                $5.00
                                                       =========================               ========================
      Weighted average
         remaining life                                          9.11                                    9.5
                                                       =========================               ========================



NOTE 14 - UNUSUAL ITEM
----------------------

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

         On February 3, 1998, Vinings commenced an action against the Sellers, their general partners and a related property management company seeking specific enforcement of the contract and damages for the defendant's willful breach of contract, lack of good faith negotiation and tortious interference in connection with the breach and termination of the contract. In a related case, the Sellers filed an action on January 29, 1998 seeking a declaratory judgement that the contract was not valid, binding and enforceable against them. Because of the uncertainty of the legal action at December 31, 1997, Vinings expensed as unrecoverable due diligence, contract negotiation and other acquisition costs totaling $532,185 which has been shown as Unusual item, net on the Statement of Operations for 1997.

         On June 3, 1998, a settlement was agreed to between the parties pursuant to a Settlement Agreement and Mutual Release, the terms of which are confidential. All pending claims have been dismissed. Amounts received under the Settlement Agreement and Mutual Release, net of legal fees incurred in connection with the litigation, totaled $260,910, which has been shown as Unusual item, net on the Statement of Operations for 1998.


                       VININGS INVESTMENT PROPERTIES TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
             =======================================================

                                               ---------------------------
                                                  Initial Cost to Trust
                                               ---------------------------
                                                                                Improvements
                                                                                Capitalized
                                                              Building and      Subsequent to
        Description              Encumbrance       Land       Improvements      Acquisition        Land
--------------------------------------------------------------------------  --------------  -------------
Peachtree Business Center      $  2,000,000    $  400,000     $ 1,300,000      $1,121,835     $  400,000
The Thicket Apartments            7,262,759     1,070,500       7,590,400         205,098      1,070,500
Windrush Apartments               6,377,306     1,414,000       6,141,000          66,579      1,414,000
                             ---------------------------------------------  --------------  -------------
                               $15,640,065     $2,884,500     $15,031,400      $1,393,512     $2,884,500
                             =============================================  ==============  =============



                                   ----------------------------------------------
                                       Gross amounts at which
                                     carried at close of period
                                   ----------------------------------------------
                                                                                        Life on
                                                                                         which                        Date of
                                     Building and                    Accumulated      Depreciation       Date        Original
           Description               Improvements          Total     Depreciation     is Computed      Acquired    Construction
----------------------------------------------------------------------------------------------------------------------------------
Peachtree Business Center           $ 2,421,835        $ 2,821,835    $  602,195         5-40 Years      4/90         1984
The Thicket Apartments                7,795,498          8,865,998       868,942         5-40 Years      6/96         1989
Windrush Apartments                   6,207,579          7,621,579       193,541         5-40 Years      12/97        1983
                                   ----------------------------------------------
                                    $16,424,912        $19,309,412    $1,664,678
                                   ==============================================

The accompanying notes are an integral part of this schedule.

                       VININGS INVESTMENT PROPERTIES TRUST

                              NOTES TO SCHEDULE III
                                December 31, 1998
                       ===================================


(A) The Peachtree investment was acquired through a deed in-lieu of foreclosure of an original mortgage note investment. In June 1996, the Trust obtained a $2,000,000 line of credit, which was secured by Peachtree. At December 31, 1998, $2,000,000 was outstanding on the line.

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

(D)     Gross capitalized costs of real estate assets are summarized as follows:


                                   ---------------------------------------------
                                         1998         1997             1996
                                   ---------------------------------------------

 Balance at beginning of period    $19,162,992     $11,472,454      $ 2,732,057
                                   -------------- --------------   -------------

    Additions during period:
        Additions                         -          7,555,000        8,660,900
        Improvements                   146,420         135,538           79,497
                                   -------------- --------------   -------------

             Total additions           146,420       7,690,538        8,740,397
                                   -------------- --------------   -------------

 Balance at close of period        $19,309,412     $19,162,992      $11,472,454
                                   ============== ==============   =============

(E) Accumulated depreciation on real estate assets is as follows:


                                   -------------   ------------  -------------
                                       1998            1997           1996
                                   -------------   ------------  -------------

Balance at beginning of period     $1,036,311     $  613,918       $374,524
                                   -------------  --------------  -------------
 Additions during period:
    Peachtree Business Center          76,979         74,263         76,429
    The Thicket Apartments            357,847        348,130        162,965
    Windrush Apartments               193,541              -             -
                                 -------------    ------------    -------------
           Total additions            628,367        422,393        239,394
                                 -------------    ------------    -------------

Balance at close of period         $1,664,678     $1,036,311       $613,918
                                 =============    ============    =============

                                INDEX TO EXHIBITS
                                =================


Exhibit No.                                   Description
-----------                                   -----------

    3.1         Second Amended and Restated Declaration of Trust of Vinings (filed herewith).

    3.2         Amendment  No. 1 to the Second  Amended and  Restated  Declaration  of Trust of the Trust
                (filed herewith).

    3.3         Amendment  No. 2 to the Second  Amended and  Restated  Declaration  of Trust of the Trust
                (filed herewith).

    3.4         Amended and  Restated  Bylaws of the Trust  (incorporated  by reference to Exhibit 3.2 to
                Vinings' Registration Statement on Form S-11, No. 2-94776).

   10.1         Amended and Restated Agreement of Limited  Partnership of Vinings Investment  Properties,
                L.P.  (incorporated  by reference to Exhibit 10.1 to Vinings'  Annual Report on Form 10-K
                for the fiscal year ended December 31, 1997, No. 0-13693).

   10.2         First Amendment to the Amended and Restated  Agreement of Limited  Partnership of Vinings
                Investment  Properties,  L.P.  (incorporated by reference to Exhibit 10.2 to the Vinings'
                Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 0-13693).

   10.3         Second Amendment to the Amended and Restated Agreement of Limited  Partnership of Vinings
                Investment  Properties,  L.P.  (incorporated by reference to Exhibit 10.3 to the Vinings'
                Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 0-13693).

   10.4         Third Amendment to the Amended and Restated  Agreement of Limited  Partnership of Vinings
                Investment Properties, L.P. (filed herewith).

   10.5         Fourth Amendment to the Amended and Restated Agreement of Limited  Partnership of Vinings
                Investment Properties, L.P. (filed herewith).

   10.6         Fifth Amendment to the Amended and Restated  Agreement of Limited  Partnership of Vinings
                Investment Properties, L.P. (filed herewith)

   10.7         Agreement to Contribute,  dated April 1, 1997,  between  Vinings  Investment  Properties,
                L.P.  and  Windrush  Partners,  Ltd.  (incorporated  by  reference to Exhibit 10.1 to the
                Trust's Current Report on Form 8-K filed December 29, 1997, No. 0-13693).

   10.8         Amendment to Agreement to Contribute,  dated August 11, 1997,  between Vinings Investment
                Properties,  L.P. and Windrush Partners,  Ltd. (incorporated by reference to Exhibit 10.2 to the Trust's Report on Form 8-K filed December 29, 1997, No. 0-13693).

   10.9         Second  Amendment to Agreement to  Contribute,  dated October 30, 1997,  between  Vinings
                Investment  Properties,  L.P. and Windrush Partners,  Ltd.  (incorporated by reference to
                Exhibit 10.3 to the Trust's Report on Form 8-K filed December 29, 1997, No. 0-13693).

   10.10        Management  Contract  dated  December  19, 1997  between  Vinings  Communities,  L.P. and
                Vinings Properties,  Inc.  (incorporated by reference to Exhibit 10.10 to Vinings' Annual
                Report on Form 10-K for the fiscal year ended December 31 1997, No. 0-13693).

   10.11        Management  Contract  dated January 1, 1999,  between  Thicket  Apartments,  L.P. and VIP
                Management, LLC (filed herewith).

   10.12        Management  Contract dated January 1, 1999,  between  Vinings  Communities,  L.P. and VIP
                Management, LLC (filed herewith).

   10.13        Management  Contract dated January 1, 1999, between Vinings Investment  Properties,  L.P.
                and VIP Management, LLC (filed herewith).

   10.14        Form of  Amended  and  Restated  Agreement  of  Purchase  and  Sale  for The  Acquisition
                Transition  with attached  Schedule of Material  Differences  For All  Properties  (filed herewith).

   10.15        Commercial  Credit Agreement  between Hardwick Bank and Trust Company and the Trustees of the Trust dated June 28, 1997  (incorporated  by reference  to Exhibit  10.13 to Vinings'
                Annual Report on Form 10-K for the fiscal year ended December 31 1997, No. 0-13693).

   10.16        Amendment to Commercial  Credit Agreement between Hardwick Bank and Trust Company and the
                Trustees of the Trust dated July 1, 1998 (filed herewith).

   21.1         Subsidiaries of the Trust (filed herewith).

   27           Financial Data Schedule (filed herewith).
