Form 10-K/A
period 1998-12-31
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 1999-04-30
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10 - K/A-1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ending December 31, 1998 Commission file number 0-13693

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

             (Exact name of registrant as specified in its charter)

                            ------------------------

         Massachusetts                                            13-6850434
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

3111 Paces Mill Road, Suite A-200, Atlanta, GA                     30339
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:             (770) 984-9500
                                                              ------------------


Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:

                 Shares of Beneficial Interest without par value

                                (Title of Class)

The undersigned registrant hereby amends Items 10, 11, 12 and 13 of Part III of its Annual Report on Form 10-K for the period ended December 31, 1998

The  undersigned   registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Annual Report on Form 10-K for the period ended December 31, 1998 as set forth in the pages attached herein.

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

         Set forth below is certain information regarding the current seven Trustees of the Trust who are elected by the Trust's shareholders at each annual meeting of the Trust.


                                                Trustee
                  Name                           Since
                  ----                           -----
                  Peter D. Anzo                  1996
                  Stephanie A. Reed              1996
                  Phill D. Greenblatt            1996
                  Henry Hirsch                   1996
                  Martin H. Petersen             1996
                  James D. Ross                  1998
                  Gilbert H. Watts, Jr.          1996

     PETER D. ANZO, age 45, has been Chief Executive Officer, President and Chairman of the Board of Trustees since 1996. He is also Chief Executive Officer and a director of The Vinings Group, Inc. and affiliates, a position he has held since 1987. From 1990 through 1997 Mr. Anzo was Chief Executive Officer and a director of A&P Investors, Inc. Mr. Anzo has been a delegate since 1995, on the Legislative Committee since 1991 and is currently Chairman of the Political Action Committee of the National Apartment Association. He has been past Co-Chairman of the Government Affairs Committee since 1995, Co-Chairman of the Affordable Housing Task Force and a director from 1992 until 1998 of the Atlanta Apartment Association. He was a director of the Georgia Apartment Association from 1993 to 1998. From 1983 until 1986, Mr. Anzo served as Vice President of Acquisitions of First Investment Companies, where he was involved in the management and acquisition of commercial apartment properties throughout the United States. Mr. Anzo was Vice President, Dispositions of Balcor/American Express from 1981 until 1983, where he was involved in the sale of apartment communities and commercial properties in the United States. Prior to 1981 Mr. Anzo was involved in the management, leasing, purchase and construction of real property with The Beaumont Company and Linkletter Properties.

     STEPHANIE A. REED, age 40, has been Vice President, Secretary, Treasurer and a Trustee since 1996. Since 1991, Ms. Reed has been Vice President and a director of The Vinings Group, Inc. and affiliates. She was also Vice President of A&P Investors, Inc. from 1991 through 1997. From 1987 to 1991, Ms. Reed was Vice President - Development of The Sterling Group, Inc., a multifamily development company located in Atlanta, Georgia where she was responsible for all phases of development for multifamily projects. Prior to 1987, she served as Vice President - Finance of The Sterling Group, Inc., in the syndication and management of multifamily projects. Prior to joining The Sterling Group, Inc. she was a certified public accountant for independent public accounting firms in Atlanta, Georgia and Orlando, Florida.

     PHILL D. GREENBLATT, age 53, has been a Trustee since 1996. Since 1975 Mr. Greenblatt has been President of p.d.g. Real Estate Co., Inc., a real estate brokerage and investment firm in multifamily, retail and industrial properties in Colorado, Arizona and Florida since 1975. From 1971 through 1974, Mr. Greenblatt was a commercial sales associate with Heller-Mark Realty. He also served as an investment banking officer for the First National Bank of Denver from 1968 to 1971.

     HENRY HIRSCH, age 62, has been a Trustee since 1996. Mr. Hirsch is Chairman of the Board of Engineered Concepts, Inc., ECI Management Corporation and ECI Realty, and is President of ECI Properties, positions which he has held for over ten years. Mr. Hirsch has been involved in the real estate business since 1968, specializing in multifamily apartment development. He and his related entities currently own and/or manage over 3,500 apartment units, as well as office buildings. The construction arm of his related entities has completed over $250,000,000 of new construction and rehabilitation. Mr. Hirsch is a Certified Apartment Property Supervisor with the National Apartment Association. He has served on the Hotpoint Builders Advisory Council and National Association of Home Builders, and has served as a director and past President of the Atlanta Apartment Association. He has served as a Regional Vice President of the National Apartment Association.

     MARTIN H. PETERSEN, age 49, has been a Trustee since 1996. Mr. Petersen is currently President and a director of The Hallmark Companies, Inc. and affiliates, which are active in the ownership and management of multifamily communities. He is also the President and a director of A&P Investors, Inc., a position he has held since 1990. From 1987 through 1997 he was President and a director of The Vinings Group, Inc. and affiliates. Since 1975 he has been a licensed real estate broker in the State of Georgia, as well as a member of the Institute of Real Estate Management. From 1984 through 1987 Mr. Petersen was Vice President of Southeast United States Plaza Equities Management and Plaza Pacific Equities, Inc., where he supervised the acquisition, disposition and management of 5,700 apartment units located throughout the southeastern United States. Mr. Petersen served as a Branch Manager of GK Properties of Atlanta, Georgia, from 1979 to 1984, where he was responsible for overseeing the operations of its southeastern United States offices, which included the acquisition and management of 5,500 garden style apartment units. Prior to joining GK Properties, from 1975 through 1979, he served as Vice President of Stonehenge Properties and Stonehenge Realty Corp., where he oversaw the management of the commercial office division and performed various other functions, including the initiation of numerous feasibility, marketing and other consulting studies for REITs, financial institutions, savings and loans and other owners of distressed and foreclosed properties. From 1971 to 1974, Mr. Petersen was a credit analyst for Dun & Bradstreet in its Business Trades Division.

     JAMES D. ROSS, age 49, has been a Trustee since 1998. Mr. Ross is currently associated with Financial & Investment Management Group, a registered investment advisor. From 1995 to early 1998, Mr. Ross was Executive Vice President of Aegon U.S.A. Investment Management, an international insurance and investment concern. At Aegon, Mr. Ross was responsible for interest rate risk management including all commercial and residential mortgage backed securities holdings. From 1991 to 1995, he served as Chief Executive Officer of Southeastern Financial Services, a registered investment advisor and an affiliated company of Kentucky Home Mutual. Mr. Ross also served on the Board of Directors of Kentucky Home Mutual. From 1985 to 1991, Mr. Ross served as Treasurer and Chief Investment Officer for Shenandoah Life Insurance Company. From 1975 to 1985, Mr. Ross was employed by Maccabees Mutual Life Insurance Company where he served as an investment officer and portfolio manager. Mr. Ross is a member of the State Bars of Kentucky and Michigan.

     GILBERT H. WATTS, age 49, has been a Trustee since 1996. Mr. Watts is Managing Partner of Watts Agent, L.P., a position he has held since 1971. Watts Agent, L.P. manages various real estate investments including residential, commercial and industrial properties. Mr. Watts is the President of Radio Center Dalton, Inc., a position he has held since 1985. Mr. Watts also is a Director of The Community Group, Inc., a six bank holding company, and a Director of various family businesses.


Information Regarding Executive Officers
----------------------------------------

Listed below are the names of the executive officers of the Trust. The names and ages of all executive officers of the Trust and principal occupation and business experience during at least the last five years is discussed above in "Information Regarding Trustees."

    NAME                             POSITION
    ----                             ------------------------------
    Peter D. Anzo                    President, Chief Executive Officer and
                                     Chairman of the Board of Trustees

    Stephanie A. Reed                Vice President, Secretary and Treasurer


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     The Trust's officers, Trustees and beneficial owners of more than 10% of the Trust's Shares are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Trust. Based solely on a review of the copies of reports and amendments thereto furnished to the Trust and written representations that no other reports were required, the Trust believes that during its 1998 fiscal year, no person who was a Trustee, officer or greater than 10% beneficial owner of the Trust's Shares failed to file on a timely basis any report required by Section 16(a), except in the case of a certain report of Stephanie A. Reed and certain amendments to reports of Peter D. Anzo, Stephanie A. Reed, Martin H. Petersen, Gilbert H. Watts, Jr., Phill D. Greenblatt, Henry Hirsch and Thomas B. Bender.


ITEM 11. EXECUTIVE AND TRUSTEE COMPENSATION

     The following sections set forth and discuss the compensation paid or awarded during the last three years to the Trust's Chief Executive Officer and the four most highly compensated executive officers who earned in excess of $100,000 during fiscal 1998.


Summary Compensation Table
--------------------------

     The following table shows for the fiscal years ended December 31, 1996, 1997 and 1998 the annual compensation paid by the Trust to the Chief Executive Officer and the four most highly compensated executive officers who earned in excess of $100,000 during fiscal year 1998.

                   --------------------------------------   ------------------------------------
                                                                  LONG TERM COMPENSATION
                                                            ------------------------------------
                            ANNUAL COMPENSATION                      AWARDS            PAYOUTS
                   --------------------------------------   ------------------------------------
       (A)           (B)    (C)      (D)        (E)              (F)          (G)        (H)        (I)

                                                                        SECURITIES
                                            OTHER ANNUAL    RESTRICTED  UNDERLYING    LTIP     ALL OTHER
                           SALARY   BONUS   COMPENSATION      STOCK     WARRANTS /   PAYOUTS  COMPENSATION
                                                             AWARD(S)
                    Year    ($)      ($)        ($)            ($)      Options (#)    ($)        ($)

Peter D. Anzo (1)  1998      -    40,000(2)      -              -       35,000 (3)      -          -
 President, Chief  1997      -        -          -              -        5,000 (3)      -          -
 Executive         1996      -        -          -              -            -          -          -
 Officer and
 Chairman of
 the Board

(1) Mr. Anzo became President, Chief Executive Officer and Chairman of the Board of Trustees on February 29, 1996.

     Mr. Anzo did not receive salary compensation from the Trust for services rendered in his capacity as President, Chief Executive Officer and Chairman of the Board of Trustees of the Trust during fiscal 1998 or during the fiscal years ended December 31, 1997 and 1996. See "Report of the Compensation Committee of the Board of Trustees on Executive Compensation - Compensation Policies for Executive Officers" below.

(2) Represents a bonus in the form of 10,000 Shares which had a market value as of July 1, 1998, the date of the grant, of $40,000.

(3) Represents stock options granted pursuant to the Trust's 1997 Stock Option and Incentive Plan.


Option Grants in Last Fiscal Year
--------------------------------

     The following table sets forth each grant of stock options during fiscal 1998 to the Chief Executive Officer and each other executive officer named in the Summary Compensation Table. No stock appreciation rights ("SARs") have been granted.




                                                                                              POTENTIAL
                                                                                           REALIZABLE VALUE
                                                                                              AT ASSUMED
                                                                                           ANNUAL RATES OF
                                                                                             STOCK PRICE
                                                                                           APPRECIATION FOR
                                          INDIVIDUAL GRANTS                                OPTION TERM (3)
                  -------------------------------------------------------------------    ---------------------
     (a)              (b)                  (c)                 (d)          (e)             (f)        (g)
                    Number of
                   Securities        % of Total
                   Underlying       Options/SARs             Exercise
                    Options       Granted to Employees         or
                    Granted              in                 Base Price   Expiration
                    (#) (1)        Fiscal Year (2)            ($/Sh)        Date           5%($)     10%($)
                   ---------      --------------------      ---------    ----------       ------     -------
Peter D. Anzo       35,000               82%                  $4.00       6/10/08         $88,045    $223,124




(1) All options were granted pursuant to the Trust's 1997 Stock Option and Incentive Plan.

(2) Percentages are based on a total of 42,500 Shares underlying all options granted to Officers of the Trust in fiscal 1998. (3) Represents the value of the options granted at the end of the option terms if the price of the Trust's Shares were to appreciate annually by 5% and 10% respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. If the stock price appreciates, the value of Shares held by all shareholders will increase.

(4) Such options vest and become fully exercisable on the first anniversary of the date of the grant or June 9, 1999.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values
--------------------------------------------------------------------------

The following table sets forth the Shares acquired and the value realized upon exercise of stock options during fiscal 1998 by the Chief Executive Officer and each other executive officer named in the Summary Compensation Table and certain formation concerning the number and value of unexercised stock options. There are currently no outstanding SARs.


      (a)           (b)         (c)                (d)                                (e)

                                              Number of Securities             Value of Unexercised
                   Shares                   Underlying Unexercised             In-the-Money Options/
                  Acquired      Value       Options/Warrants at FY-End (#)    Warrants at FY-End (#)(1)
     Name       on Exercise #  Realized     Exercisable  Unexercisable       Exercisable  Unexercisable
     ----       -------------  --------     -----------  -------------       -----------  --------------

Peter D. Anzo        -           -          5,000         35,000                   -           -

(1) Equal to the market value of Shares covered by in-the-money options on December 31, 1998, less the aggregate option exercise price. Options are in-the-money if the market value of the Shares covered thereby is greater than the exercise price of the options.

Report of the Compensation Committee of the Board of Trustees on Executive Compensation
-------------------------------------------------------------------------------

     The members of the Compensation Committee of the Board of Trustees of the Trust, whose names are set forth below, have prepared the following report on the Trust's executive compensation policies and philosophy for fiscal 1998.

General
-------

     The Compensation Committee consists of Mr. Ross, Mr. Watts and Mr. Greenblatt, each of whom is a Non-Employee Trustee. The Compensation Committee is generally responsible for developing the Trust's executive and management compensation policies, including awards of equity-based compensation.


Compensation Policy Review
--------------------------

During fiscal 1998, the Compensation Committee, together with the Board of Trustees, did not complete its review of the compensation policies with respect to executive compensation as the officers were not paid by the Trust in fiscal 1998. While it is still anticipated that the officers will become employees during fiscal 1999, it has not been determined when the officers will be paid by the Trust but the Compensation Committee will complete its review and establish the compensation of the executives of the Trust prior to such time.


Compensation of Executive Officers
----------------------------------

Base Salary and Cash Bonuses

     Officers of the Trust historically have not received compensation for their services provided to the Trust. Until February 29, 1996, the date upon which an affiliate of the Trust acquired approximately 73.3% of the outstanding Shares of the Trust pursuant to a tender offer (the "Tender Offer"), the Trust was an externally-advised REIT, and accordingly, the Trust had no employees and no compensation committee. Upon the consummation of the Tender Offer, the relationship with the Trust's advisor was terminated and the Trust became self-administered and established a compensation committee. As a result, the Trustees currently anticipate that officers of the Trust may serve as employees and may be compensated as such for services rendered to the Trust.

     During Fiscal 1998, the officers of the Trust did not receive cash compensation from the Trust for their services as officers, but did receive bonuses in the form of Shares and options to purchase Shares. See "Equity and Equity-Based Incentives" below. While a majority of their time was spent handling Trust affairs, the officers were also officers of The Vinings Group, Inc. ("The Vinings Group"), a privately held real estate company, from which they received compensation and benefits. The Trust did not reimburse The Vinings Group for any of the officers' salaries or benefits provided to them by The Vinings Group. Should any officers of the Trust become employees and be directly compensated by the Trust for such services, the Compensation Committee will recommend to the Board of Trustees the annual salary, any salary adjustments and any other benefits for executive officers of the Trust, all of which will be targeted according to the salaries of executives holding similar offices and having similar responsibilities within the Trust's industry segment. The Compensation Committee may also consider factors such as industry experience and executive retention.


Equity and Equity-Based Incentives
----------------------------------

     Equity and equity-based incentive awards are designed to attract and retain executives who can make significant contributions to the Trust's success, reward executives for such significant contributions and give executives a longer-term incentive to increase shareholder value. The size and frequency of equity and equity-based incentive awards are recommended to the Board of Trustees by the Compensation Committee, taking into account individual performance and responsibilities, but without any specific performance measures. The Compensation Committee may also recommend stock options for executive retention purposes, taking into account, among other things, general industry practice. To ensure that high levels of performance occur over the long-term, stock options granted to executives typically vest over a period of time. All outstanding options have been granted with an exercise price equal to or in excess of 100% of the fair market value of the Trust's Shares on the grant date.

     The 1997 Incentive Plan is the principal vehicle by which the Trust intends to achieve the executive compensation policy objective of providing long-term incentives to executive officers that will more closely align the interests of such executives with those of the Trust's shareholders. Pursuant to the 1997 Incentive Plan, the Compensation Committee may recommend a variety of long-term incentive awards based on the Shares of the Trust, including stock options (both incentive options and non-qualified options), SARs, restricted stock, unrestricted stock, performance shares and dividend equivalent rights.

     In fiscal 1998, Peter D. Anzo and Stephanie A. Reed were each granted an option to purchase 35,000 Shares and 7,500 Shares, respectively, at a per Share exercise price of $4.00. Each of these options vests and becomes fully exercisable one year from the grant date on June 9, 1999. Additionally, Peter D. Anzo and Stephanie A. Reed were each awarded a bonus in the form of 10,000 Shares and 2,500 Shares, respectively, during fiscal 1998. The Board of Trustees granted these awards to Mr. Anzo and Ms. Reed as compensation for services rendered to the Trust as officers as they did not receive cash compensation from the Trust for their services as officers. Any value received by an executive officer from a stock option and any increases in the value of stock received as a bonus depends entirely on increases in the price of the Trust's Shares.


Compensation of the Chief Executive Officer
-------------------------------------------

Mr. Peter D. Anzo

     Mr. Anzo currently does not receive cash compensation for services he provides to the Trust as its Chief Executive Officer. See "Compensation Policies for Executive Officers" above. In order to encourage outstanding performance and as an incentive to increase Trust performance and Share value, in fiscal 1998, the Board of Trustees awarded Mr. Anzo an option to purchase 35,000 Shares, at a per Share exercise price of $4.00, which option vests and becomes fully exercisable on the first anniversary of the grant date, or on June 9, 1999. Additionally, Mr. Anzo was awarded a bonus in the form of 10,000 Shares during fiscal 1998.


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

James D. Ross, Chairman        Gilbert H. Watts, Jr.         Phill D. Greenblatt


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

     On February 4, 1999, Mr. Watts purchased the Trust's line of credit and the Trust paid interest to Mr. Watts monthly at the rate of 8.50% from such date through April 27, 1999, at which time the Trust obtained a new line of credit which expires April 27, 2000. The entire proceeds from the new line of credit were used to repay the outstanding indebtedness to Mr. Watts. For a detailed discussion see Item 13 - "Certain Relationships and Related Transactions."


Shareholder Performance Graph
-----------------------------

     Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Trust's Shares with the cumulative total return of companies on the Standard & Poor's (S&P) 500 Stock Index, the National Association of Real Estate Investment Trusts' ("NAREIT") Equity REIT Total Return Index (the "Equity REIT Index") and the NAREIT Mortgage REIT Total Return Index. The returns are based on the market price of the Shares and assume the reinvestment of dividends. The calculation of total cumulative return assumes a $100 investment in the Shares on December 31, 1993. The comparisons in this table are historical and are not intended to forecast or be indicative of possible future performance of the Trust's Shares.



                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                AMONG S&P 500 INDEX, NAREIT MORTGAGE REIT INDEX,
        NAREIT EQUITY REIT INDEX AND VININGS INVESTMENT PROPERTIES TRUST

                                                              1993    1994      1995       1996      1997     1998
                                                              ----    ----      ----       ----      ----     ----

           VININGS INVESTMENT PROPERTIES TRUST                100      134       142       236       236       242
           NAREIT Equity Index                                100      103       119       161       193       160
           NAREIT Mortgage Index                              100      76        124       187       194       137
           S&P 500 Index                                      100      101       139       171       228       294



Compensation of Board of Trustees
---------------------------------

     Trustees who are officers of the Trust do not receive compensation for their services as Trustees. Trustees who are not officers of the Trust (each a "Non-Employee Trustee") receive compensation for their services as the Board of Trustees may from time to time determine. During fiscal 1998, the Non-Employee Trustees did not receive an annual retainer but did receive $250 for each regular and special meetings of the Board of Trustees attended.

     In addition, the Non-Employee Trustees are eligible to participate in the Trust's 1997 Stock Option and Incentive Plan (the "1997 Incentive Plan"). Pursuant to the 1997 Incentive Plan, in fiscal 1998, the Board of Trustees granted to the Non-Employee Trustees stock options to purchase an aggregate of 27,000 Shares, subject to certain conditions (including, without limitation, conditions relating to vesting). In addition, Mr. Petersen, James D. Ross and Thomas B. Bender (Mr. Bender served as a Trustee from January 1, 1998 through May 4, 1998 the date of the 1998 Annual Meeting of Shareholders) each received an option to purchase 3,000 Shares. Phill D. Greenblatt, Henry Hirsch and Gilbert H. Watts, Jr. each received an option to purchase 6,000 Shares. Each of these options was granted at a per Share exercise price of $4.00 and becomes fully exercisable on June 9, 1999, the first anniversary of the grant date.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal and Management Shareholders
-------------------------------------

     The following table sets forth, to the best knowledge and belief of the Trust, certain information regarding the beneficial ownership of the Trust's Shares as of March 31, 1999 by (i) each person known by the Trust to be the beneficial owner of more than 5% of the outstanding Shares, (ii) each of the Trustees, (iii) each of the executive officers of the Trust and (iv) all of the Trust's executive officers and Trustees as a group.

                                                               SHARES
             TRUSTEES, EXECUTIVE OFFICERS                   BENEFICIALLY         PERCENT OF
                  AND 5% SHAREHOLDERS                        OWNED (1)            CLASS (2)
-------------------------------------------------------- -------------------    --------------
Financial & Investment Management Group, Ltd.               310,758 (3)          28.23%
Paul H. Sutherland, CFP, President
417 St. Joseph Street
P.O. Box 40
Suttons Bay, MI  49682

Clifford K. Watts                                            90,000 (4)           8.18%
6565 Red Hill Road
Boulder, CO  80302

Peter D. Anzo                                               103,312 (5)           9.35%
Stephanie A. Reed                                            17,518 (6)           1.58%
Phill D. Greenblatt                                          26,505 (7)           2.40%
Henry Hirsch                                                 62,512 (8)           5.67%
Martin H. Petersen                                           93,785 (9)           8.48%
James D. Ross                                                 1,000                *
Gilbert H. Watts, Jr.                                         5,855 (10)           *
                                                           -------------
All Trustees and officers as a group (7 persons)            310,487 (11)         27.65%

-------------------------
*    Less than 1%

(1) Beneficial share ownership is determined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Accordingly, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote such security or the power to dispose of such security. The amounts set forth above as beneficially owned include Shares owned, if any, by spouses and relatives living in the same home as to which beneficial ownership may be disclaimed.

(2) Percentages are calculated on the basis of 1,100,505 Shares outstanding as of March 31, 1999, together with applicable options to purchase Shares of each shareholder.

(3) Based on an Amended Schedule 13D filed with the Securities and Exchange Commission on or about April 20, 1999, Financial & Investment Management Group, Ltd. ("FIMG") and Paul H. Sutherland, CFP, President, have shared dispositive and voting power with respect to all such Shares.

(4) Based on a Schedule 13D filed with the Securities and Exchange Commission on March 2, 1998.

(5) Includes 5,000 Shares that Mr. Anzo may acquire upon the exercise of options within 60 days of March 31, 1999. Amounts reported herein do not include 24,785 Shares beneficially owned by ANTS, Inc., ("ANTS") of which Mr. Anzo is a minority shareholder. Mr. Anzo expressly disclaims beneficial ownership of all such Shares and the filing of this report shall not be deemed an admission that Mr. Anzo is the beneficial owner of such Shares.

(6) Includes 5,000 Shares that Ms. Reed may acquire upon the exercise of options within 60 days of March 31, 1999.

(7) Includes 2,500 Shares that Mr. Greenblatt may acquire upon the exercise of options within 60 days of March 31, 1999.

(8) Includes 2,500 Shares that Mr. Hirsch may acquire upon the exercise of options within 60 days of March 31, 1999.

(9) Includes 5,000 Shares that Mr. Petersen may acquire upon the exercise of options within 60 days of March 31, 1999. Amounts reported herein do not include 24,785 Shares beneficially owned by A&P Investors, Inc., ("A&P") of which Mr. Petersen is a minority shareholder. Mr. Petersen expressly disclaims beneficial ownership of all such Shares and the filing of this report shall not be deemed an admission that Mr. Petersen is the beneficial owner of such Shares.

(10) Includes 2,500 Shares that Mr. Watts may acquire upon the exercise of options within 60 days of March 31, 1999. Watts may be deemed to beneficially own 3,355 Shares by virtue of his position as Managing Partner of Watts Agent, L.P. ("Watts LP"). Mr. Watts and Watts LP have shared dispositive and voting power with respect to all such Shares. Amounts reported herein do not include 24,785 Shares beneficially owned by ANTS, of which Watts LP is a minority shareholder. Additionally, amounts reported herein do not include 24,785 Shares beneficially owned by A&P, of which Watts LP is a minority shareholder. Mr. Watts expressly disclaims beneficial ownership of all such ANTS and A&P Shares and the filing of this report shall not be deemed an admission that Mr. Watts is the beneficial owner of such Shares.

(11) Includes 22,500 Shares that may be acquired by such persons upon the exercise of options within 60 days of March 31, 1999.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Vinings entered into management agreements with Vinings Properties, Inc., an affiliate of Mr. Anzo and Ms. Reed, to provide property management services for The Thicket Apartments ("Thicket") and Windrush Apartments ("Windrush") for a fee equal to a percentage of gross revenues plus a fee for data processing. A total of $215,392 in management and data processing fees was incurred by the Trust during 1998. On January 1, 1999, the Trust entered into new management agreements with VIP Management, LLC, also an affiliate of Mr. Anzo and Ms. Reed, to provide management services for Thicket, Windrush and Peachtree Business Center ("Peachtree") on substantially the same terms as the previous agreements.

     In addition, as a commitment to the rebuilding of the Trust, prior to 1998 The Vinings Group, Inc., an affiliate of Mr. Anzo and Ms. Reed and the parent corporation of Vinings Properties, Inc., (collectively, "The Vinings Group"), provided numerous services at no cost to the Trust relating to administration, acquisition, and capital and asset advisory services. Certain direct costs paid on the Trust's behalf were reimbursed to The Vinings Group and beginning January 1, 1998, The Vinings Group charged the Trust for certain overhead charges. However, while the Trust has been in its initial growth stages, The Vinings Group has been committed to providing as many services as possible to promote the Trust's growth. A total of $45,000 was paid for 1998 to The Vinings Group for shareholder services provided for the sole benefit of the Trust by one of The Vinings Group's employees. In addition, a total of $105,000 was incurred for the year ended December 31, 1998 to The Vinings Group for the reimbursement of overhead expenses, which includes salaries and benefits for other employees hired by The Vinings Group for the benefit of the Trust.

     On June 28, 1998 the Trust renewed its line of credit in the amount of $2,000,000 for six months, which expired on December 28, 1998. The Trust did not renew the line of credit at that time and the bank informally extended the due date to February 4, 1999 with interest continuing to be paid monthly until the Trust secured alternative financing. On February 4, 1999 Mr. Watts, an independent Trustee of the Trust, purchased the line of credit from the bank and the Trust paid interest to Mr. Watts monthly at the annual rate of 8.50% from such date through April 27, 1999. At that time, the Trust obtained a new line of credit, the entire proceeds of which were used to repay the outstanding indebtedness to Mr. Watts.

     The Trust believes that all of the above relationships and transactions are fair and reasonable and are on terms at least as favorable to the Trust as those which might have been obtained with unrelated third parties.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized.

VININGS INVESTMENT PROPERTIES TRUST
(Registrant)

By: /s/ Stephanie A. Reed
-------------------------
Name: Stephanie A. Reed
Title:Vice President, Secretary and
Treasurer

April 30, 1999