Form 10-Q
period 1999-03-31
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 1999-05-17
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   ******************************************

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   ******************************************

                      For the quarter ended MARCH 31, 1999



                         Commission file number 0-13693
                         ------------------------------


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                -------------------------------------------
               (Exact name of registrant as specified in charter)




         Massachusetts                                              13-6850434
         -------------                                            --------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


3111 Paces Mill Road, Suite A-200, Atlanta, GA                         30339
----------------------------------------------                    --------------
(Address of principal executive offices)                             (Zip Code)


                                 (770) 984-9500
                               -------------------
              Registrant's telephone number, including area code:




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X                 No
                              ---                  ---

      Shares of Beneficial Interest outstanding at April 30,1999: 1,100,504

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                         INDEX OF FINANCIAL INFORMATION

                                                                            PAGE
PART I   FINANCIAL INFORMATION                                              ----

Item 1   Financial Statements

         Consolidated Balance Sheets as of March 31, 1999                     3
         and December 31, 1998

         Consolidated Statements of Operations for the
         three months ended March 31, 1999 and 1998                           4

         Consolidated Statements of Shareholders' Equity for the
         three months ended March 31, 1999                                    5

         Consolidated Statements of Cash Flows
         for the three months ended March 31, 1999 and 1998                   6

         Notes to Consolidated Financial Statements                           7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  19

PART II  OTHER INFORMATION/SIGNATURE

Item 6   Exhibits and Reports on Form 8-K                                     24

         Signature                                                            25


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                 March 31,          December 31,
                                                                                    1999                1998
                                                                              ---------------     ----------------
ASSETS

Real estate assets:
    Land                                                                        $  2,884,500         $  2,884,500
    Buildings and improvements                                                    15,519,694           15,399,690
    Furniture, fixtures & equipment                                                1,034,124            1,025,222
      Less:  accumulated depreciation                                             (1,824,545)          (1,664,678)
                                                                              ---------------     ----------------
         Net real estate assets                                                   17,613,773           17,644,734

Cash and cash equivalents                                                            243,978              158,302
Restricted cash                                                                      472,860              458,877
Receivables and other assets                                                         688,988              694,998
Deferred financing costs, less accumulated amortization of $84,984 and
    $77,258 at March 31, 1999 and December 31, 1998, respectively                    131,339              139,064
Deferred leasing costs, less accumulated amortization of $39,552 and
    $32,861 at March 31, 1999 and December 31, 1998, respectively                     57,354               52,203
                                                                              ===============     ================
Total assets                                                                    $ 19,208,292         $ 19,148,178
                                                                              ===============     ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                                          $ 13,602,078         $ 13,640,065
Line of credit                                                                     2,000,000            2,000,000
Accounts payable and accrued liabilities                                             641,038              546,249
                                                                              ---------------     ----------------
      Total liabilities                                                           16,243,116           16,186,314
                                                                              ---------------     ----------------
Minority interest of unitholders in Operating Partnership                            535,491              534,892
                                                                              ---------------     ----------------
Contingencies (Note 8)

Shareholders' equity:
    Shares of beneficial interest, without par value, unlimited shares authorized, 1,100,504 and 1,100,505 shares issued and outstanding
    at March 31, 1999 and December 31, 1998, respectively                         19,502,908           19,502,911

    Cumulative earnings                                                           37,305,306           37,302,590

    Cumulative distributions                                                     (54,378,529)         (54,378,529)
                                                                              ---------------     ----------------
       Total shareholders' equity                                                  2,429,685            2,426,972
                                                                               ==============     ================
Total liabilities and shareholders' equity                                      $ 19,208,292         $ 19,148,178
                                                                              ===============     ================

The accompanying notes are an integral part of these consolidated financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                          For the three
                                                                                      months ended March 31,
                                                                               -----------------------------------
                                                                                    1999                1998
                                                                               --------------      -------------
REVENUES

     Rental revenues                                                               $ 998,389          $ 976,815
     Other property revenues                                                          40,374             39,316
     Other income                                                                     12,000                597
                                                                               --------------      -------------
                                                                                   1,050,763          1,016,728
                                                                               --------------      -------------
EXPENSES

     Property operating and maintenance                                              397,549            372,670
     Depreciation and amortization                                                   166,557            158,748
     Amortization of deferred financing costs                                          7,726              7,725
     Interest expense                                                                332,079            331,491
     General and administrative                                                      143,537            105,201
     Unusual item                                                                          -             87,965
                                                                               --------------      -------------
                                                                                   1,047,448          1,063,800
                                                                               --------------      -------------

     Income (loss) before minority interest                                            3,315            (47,072)
                                                                               --------------      -------------
     Minority interest                                                                  (599)             8,629
                                                                               --------------      -------------
     Net income (loss)                                                               $ 2,716          $ (38,443)
                                                                               ==============      =============
NET INCOME (LOSS) PER SHARE - BASIC                                                   $ 0.00            $ (0.04)
                                                                               ==============      =============
NET INCOME (LOSS) PER SHARE - DILUTED                                                 $ 0.00            $ (0.04)
                                                                               ==============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                        1,100,505          1,080,510
                                                                               ==============      =============
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                      1,343,051          1,323,056
                                                                               ==============      =============

The accompanying notes are an integral part of these consolidated financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    For the three months ended March 31, 1999
                                   (unaudited)


                                                Shares of                                              Total
                                                beneficial      Cumulative        Cumulative       shareholders'
                                                 interest        earnings       distributions         equity
                                               -------------   --------------   ---------------   ----------------

BALANCE AT DECEMBER 31, 1998                    $19,502,911      $37,302,590      $(54,378,529)       $ 2,426,972

Net income                                                -            2,716                 -              2,716

Retirement of shares                                     (3)               -                 -                 (3)
                                               -------------   --------------   ---------------   ----------------

BALANCE AT MARCH 31, 1999                       $19,502,908      $37,305,306      $(54,378,529)       $ 2,429,685
                                               =============   ==============   ===============   ================

The accompanying notes are an integral part of these consolidated financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                             For the three
                                                                          months ended March 31,
                                                                    ----------------------------------
                                                                        1999                   1998
                                                                    ------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $ 2,716              $(38,443)
                                                                    ------------           -----------
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:

        Depreciation and amortization                                   166,557               158,748
        Amortization of deferred financing costs                          7,726                 7,725
        Minority interest of unitholders in Operating Partnership           599                (8,629)
        Changes in assets and liabilities:
           Restricted cash                                              (13,983)              (47,344)
           Receivables and other assets                                  19,289               (29,866)
           Capitalized leasing costs                                    (11,842)                    -
           Accounts payable and accrued liabilities                      94,789                65,066
                                                                    ------------           -----------
        Total adjustments                                               263,135               145,700
                                                                    ------------           -----------

Net cash provided by operating activities                               265,851               107,257
                                                                    ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                   (128,907)              (25,324)
Refundable deposits and acquisition costs                               (13,278)                    -
                                                                    ------------           -----------

Net cash used in investing activities                                  (142,185)              (25,324)
                                                                    ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable                          (37,987)              (35,039)
Purchase of retired shares                                                   (3)                  (14)
                                                                    ------------           -----------
Net cash used in financing activities                                   (37,990)              (35,053)
                                                                    ------------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                85,676                46,880

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          158,302               164,843
                                                                    ------------           -----------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                           $ 243,978              $211,723
                                                                    ============           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (unaudited)
                   ------------------------------------------

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

         On June 11, 1996, Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, was organized. As of March 31, 1999, the Trust was the sole 1% general partner and an 80.94% limited partner in the Operating Partnership. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT").

         At March 31, 1999 Vinings owned three real estate assets, all in Atlanta, Georgia, through the Operating Partnership and its subsidiaries, which are (1) The Thicket Apartments ("Thicket"), a 254-unit apartment community; (2) Windrush Apartments ("Windrush"), a 202-unit apartment community; and (3) Peachtree, an approximately 75,000 square foot, single-story business park. At March 31, 1999, Thicket, Windrush and Peachtree were 97%, 98% and 100% leased, respectively.

         On May 1, 1999 Vinings acquired eight apartment communities totaling 1,064 units through subsidiaries of the Operating Partnership and acquired a 20% partnership interest through a joint venture arrangement, of which it is also the general partner, which acquired five apartment communities totaling 968 units. For more information regarding the acquisition see Note 12.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The accompanying consolidated financial statements of Vinings include the consolidated accounts of the Trust and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The minority interest of the unitholders in the Operating Partnership on the accompanying balance sheet is calculated based on the minority interest ownership percentage (18.06% as of March 31, 1999) multiplied by the Operating Partnership's net assets. The minority interest of the unitholders in the income or loss of the Operating Partnership on the accompanying statement of operations is calculated based on the weighted average number of Shares and Units (as hereinafter defined) outstanding during the period. The term "Vinings" or "Trust" hereinafter refers to Vinings Investment Properties Trust and its subsidiaries, including the Operating Partnership.

         These financial statements should be read in conjunction with Vinings' audited consolidated financial statements and footnotes thereto included in Vinings' Annual Report on Form 10-K for the year ended December 31, 1998.


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


         Restricted Cash
         ---------------
         Restricted cash includes real estate tax, insurance and replacement reserve escrows held by mortgagees. These escrows are funded monthly from property operations and released solely for the purpose for which they were established. In addition, restricted cash includes security deposits held in separate accounts by the individual communities.


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


         Real Estate Assets
         ------------------
         Real estate assets are stated at depreciated cost less reductions for impairment, if any. In identifying potential impairment, management considers such factors as declines in a property's operating performance or market value, a change in use, or adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from the asset's use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset's carrying cost, the asset is written down to its fair value. In management's opinion, there has been no impairment of the Vinings' real estate assets as of March 31, 1999.

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


         Net Income (Loss) Per Share
         ---------------------------
         The following is a reconciliation of net income (loss) available to the common shareholders and the weighted average shares used in Vinings' basic and diluted net income (loss) per share computations:



                                                      For the three months
                                                         Ended March 31,

                                                    ------------------------
                                                        1999         1998

                                                    -----------   ----------

         Net income (loss) - basic                       $2,716    $(38,443)
         Minority interest                                  599      (8,629)
                                                    -----------   ----------
         Net income (loss) - diluted                     $3,315    $(47,072)
                                                    ===========   ==========

         Weighted average shares - basic              1,100,505    1,080,510
         Dilutive Securities

            Weighted average Units in Operating
                Partnership                             242,546      242,546

            Share options                                     -            -
                                                    -----------   ----------
         Weighted average shares - diluted            1,343,051    1,323,056
                                                    ===========   ==========

         Units in the Operating Partnership held by the minority unitholders are redeemable for Shares of the Trust on a one-for-one basis, or for cash, at the option of the Trust. For the three months ended March 31, 1999 options to purchase 108,750 shares were excluded and for the three months ended March 31, 1998 options to purchase 26,000 shares were excluded as the impact of such options was antidilutive.


         Reclassifications
         -----------------
         Certain 1998 financial statement amounts have been reclassified to conform with the current year presentation.


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


         Peachtree Business Center
         -------------------------
         Vinings acquired Peachtree through a deed-in-lieu of foreclosure on April 12, 1990. Peachtree was recorded at $1,700,000, its fair market value, which was less than the book value of the Trust's mortgage investment at the date of foreclosure. Subsequent to the acquisition, approximately $1,133,100 of improvements has been capitalized.


         Heritage Transaction
         --------------------
         On May 1, 1999, Vinings completed the acquisition of thirteen multifamily communities, totaling 2,032 apartment homes located in various markets in Mississippi, with a concentration in the Jackson area (collectively, the "Portfolio Properties"), from seventeen limited partnerships and limited liability companies, all represented by Heritage Properties, Inc. (the "Heritage Transaction"). Five of the Portfolio Properties were purchased through a joint venture in which Vinings has a 20% interest. The remaining Portfolio Properties were purchased through subsidiaries of Vinings' Operating Partnership.

         The aggregate purchase price for the Portfolio Properties was $94,300,000, including the assumption of approximately $80,958,000 of debt on the Portfolio Properties and cash payments totaling approximately $13,342,000. In addition, approximately $1,465,600 of tax, insurance and replacement reserve escrows held by the various mortgagees was purchased. For more information regarding the Heritage Transaction see Note 12.


NOTE 4 - NOTES PAYABLE

         Mortgage Notes Payable
         ----------------------
         At March 31, 1999, Vinings had the following mortgage notes payable:

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

         At March 31, 1999, the total outstanding principal for both notes was $13,602,078. Scheduled maturities of the mortgage notes payable as of March 31, 1999 are as follows:

                           1999           $   118,677
                           2000               169,860
                           2001               184,179
                           2002               199,716
                           2003             7,103,494
                           Thereafter       5,826,152
                                            ==========
                           Total          $13,605,078


         Line of Credit
         --------------

         On June 28, 1998 Vinings renewed its line of credit in the amount of $2,000,000 for six months, which expired on December 28, 1998. Vinings did not renew the line of credit at that time and the bank informally extended the due date to February 4, 1999 with interest continuing to be paid monthly until Vinings secured alternative financing. On February 4, 1999 one of the independent Trustees purchased the line of credit from the bank and Vinings paid interest to the Trustee monthly at the annual rate of 8.50% from such date through April 27, 1999, at which time Vinings obtained a new line of credit in the amount of $2,000,000. The independent Trustee who had purchased the line of credit was repaid in full on April 27, 1999. The interest rate on the line of credit is one percent over prime as posted in The Wall Street Journal and is due on April 27, 2000.


NOTE 5 - RELATED PARTY TRANSACTIONS

         On January 1, 1999, Vinings entered into management agreements with VIP Management, LLC, an affiliate of the officers, who are also Trustees of Vinings, to provide property management services for Thicket, Windrush and Peachtree for a fee equal to a percentage of gross revenues plus a fee for data processing. Prior to January 1, 1999, Vinings had entered into management agreements with Vinings Properties, Inc., also an affiliate of the officers of Vinings, to provide property management services on substantially the same terms as the current agreements. A total of $56,184 and $53,538 in management fees and $6,840 and $6,840 in data processing fees were incurred by Vinings during the three month periods ended March 31, 1999 and 1998, respectively.

         In addition, as a commitment to the rebuilding of Vinings, prior to 1998 The Vinings Group, Inc., the parent corporation of Vinings Properties, Inc. (collectively, "The Vinings Group"), provided numerous services at no cost to Vinings relating to administration, acquisition, and capital and asset advisory services. Certain direct costs paid on Vinings' behalf were reimbursed to The Vinings Group and beginning January 1, 1998, The Vinings Group has charged Vinings for certain overhead charges. However, while Vinings has been in its initial growth stages, The Vinings Group has been committed to providing as many services as possible to promote the Trust's growth. A total of $11,250 and $11,250 were paid for the three month periods ended March 31, 1999 and 1998, respectively, to The Vinings Group for shareholder services provided for the sole benefit of Vinings by one of The Vinings Group's employees. In addition, a total of $42,000 and $15,000 has been incurred for the three month periods ended March 31, 1999 and 1998, respectively, to The Vinings Group for the reimbursement of overhead expenses, which includes salaries and benefits for employees hired by The Vinings Group for the sole benefit of the Trust. The officers of the Trust have not received compensation from Vinings for their services through March 31, 1999 except for the Restricted Stock, as hereinafter defined, which was awarded on July 1, 1998. (See Note 11.)

         On February 4, 1999 one of the independent Trustees purchased the Trust's line of credit, which expired on December 28, 1998 and Vinings paid interest to the Trustee monthly at the annual rate of 8.50% through April 27, 1999, at which time the Trustee was repaid in full. For more information regarding the line of credit see Note 4.

         In connection with the Heritage Transaction, a fee totaling $233,173 was paid by the Joint Venture, as hereinafter defined, to MFI Realty, Inc., an affiliate of the officers, who are also Trustees of the Trust. In addition, a fee, the amount of which is yet to be determined, is also to be paid by the Operating Partnership to MFI Realty, Inc in either cash, shares or partnership interests as determined by the Board of Trustees.


NOTE 6 - DISTRIBUTIONS

         There were no distributions declared or distributed for the periods ended March 31, 1999 and 1998. Since the consummation of the Tender Offer, management has not declared any dividends. In an effort to rebuild Vinings' assets, all operating cash flow has been reserved for future growth and expansion. However, as assets are acquired and operating cash flow increases, Vinings intends to pay distributions to shareholders in amounts at least sufficient to enable the Trust to qualify as a REIT.


NOTE 7 - LEASING ACTIVITY

         The following is a schedule of future minimum rents due under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of March 31, 1999, at Peachtree:

                           1999             $   407,948
                           2000                 412,217
                           2001                 313,573
                           2002                 120,557
                                            ------------
                           Total             $1,254,295
                                            ============

         One tenant accounts for 72% of the future minimum lease payments.


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


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

         Vinings paid interest of $312,319 and $323,553 for the three months ended March 31, 1999 and 1998, respectively.


NOTE 10 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         Based on interest rates and other pertinent information available to Vinings as of March 31, 1999, the Trust estimates that the carrying value of cash and cash equivalents, the mortgage notes payable, the line of credit, and other liabilities approximate their fair values when compared to instruments of similar type, terms and maturity.

         Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 1999.
         Although management is not aware of any factors that would significantly affect its estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 1999.


NOTE 11 - 1997 STOCK OPTION AND INCENTIVE PLAN

         Vinings' 1997 Stock Option and Incentive Plan (the "Plan") provides incentives to officers, employees, Trustees, and other key persons including the grant of share options, share appreciation rights, restricted and unrestricted share awards, performance share awards, and dividend equivalent rights.

         Under the Plan, the maximum number of shares that may be reserved and available for issuance is 10% of the total number of outstanding shares at any time plus 10% of the number of Units outstanding at any time that are subject to redemption rights. At March 31, 1999 the total number of shares available for issuance under the Plan was 134,305. Options granted under the Plan expire ten years from the date of grant.

         On July 1, 1997, Vinings granted a total of 26,000 non-qualified share options (the "1997 Options") to the officers, Trustees and certain key persons. The 1997 Options are exercisable at a price of $5.00 (based on a closing sales price of a share of the Trust on the Nasdaq SmallCap Market on June 30, 1997 of $4.56) and became exercisable in full on July 1, 1998. No options had been exercised as of March 31, 1999.

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

         On July 1, 1998 Vinings awarded 20,000 shares of restricted stock to the officers and certain trustees (the "Restricted Stock"), representing a total value of $80,000 (based on the Fair Market Value of a share of the Trust on the award date) which has been reflected in compensation expense and in shareholders' equity. The Restricted Stock was awarded as compensation for services to the Trust provided by such officers and trustees as well as by The Vinings Group.


NOTE 12 - SUBSEQUENT EVENT

         Heritage Transaction
         --------------------

         On May 1, 1999, Vinings completed the acquisition of thirteen multifamily communities (collectively, the "Portfolio Properties") from seventeen limited partnerships and limited liability companies, all represented by Heritage Properties, Inc. (the "Heritage Transaction"). Five of the Portfolio Properties were purchased through a joint venture in which Vinings has a 20% interest. The remaining Portfolio Properties were purchased through subsidiaries of Vinings' Operating Partnership.

         The Portfolio Properties are comprised of 2,032 two- and three-story garden-style apartment homes located in various markets in Mississippi, with a concentration in the Jackson area. The average age of each of the Portfolio Properties is just over three years and on May 1, 1999, the average occupancy of the Portfolio Properties was approximately 94%.

         The aggregate purchase price for the Portfolio Properties was $94,300,000, including the assumption of approximately $80,958,000 of debt on the Portfolio Properties and cash payments totaling approximately $13,342,000. In addition, approximately $1,465,600 of tax, insurance and replacement reserve escrows held by the various mortgagees was purchased.

         The Portfolio Properties were purchased in seventeen individual partnerships (the "Property Partnerships") in each of which Vinings Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Vinings, is the general partner.


         Properties Purchased through the Joint Venture
         ----------------------------------------------

         Five of the Portfolio Properties, totaling 968 units (the "Joint Venture Properties"), were purchased by nine Property Partnerships in each of which Holdings owns a .1% general partnership interest and Vinings/CMS Master Partnership, L.P. (the "Joint Venture") owns a 99.9% limited partnership interest. The Operating Partnership is the general partner and a 19.98% limited partner in the Joint Venture. The remaining limited partnership interests in the Joint Venture are held by an unaffiliated third party. The Joint Venture was formed on March 22, 1999, primarily to acquire the limited partner interest in limited partnerships that acquire, operate, manage, hold and sell certain real property, specifically the Joint Venture Properties. The aggregate purchase price paid by the Property Partnerships for the Joint Venture Properties was $46,634,603, which includes the assumption of approximately $39,265,000 of debt and the balance being paid in cash. A total of approximately $716,400 in escrows held by the mortgagees was also purchased. In connection with the acquisition, a fee totaling $233,173 was paid by the Joint Venture to MFI Realty, Inc., an affiliate of the officers, who are also Trustees of the Trust.


         Properties Purchased through the Operating Partnership
         ------------------------------------------------------

         Eight of the Portfolio Properties, totaling 1,064 units (the "Vinings Properties"), were purchased by eight Property Partnerships in each of which Holdings owns a .1% general partnership interest and the Operating Partnership owns a 99.9% limited partnership interest. The aggregate purchase price for the Vinings Properties was $47,665,396, which includes the assumption of debt of approximately $41,693,000 and the balance being paid in cash. A total of approximately $749,200 in escrows held by the mortgagees was also purchased. In connection with the acquisition, a fee, the amount of which is yet to be determined, is also to be paid by the Operating Partnership in either cash, shares or partnership interests as determined by the Board of Trustees to MFI Realty, Inc., an affiliate of the officers, who are also Trustees of the Trust.


         Issuance of Series A Preferred Units
         ------------------------------------

         On April 29, 1999, in a private transaction, the Operating Partnership issued 1,958,823 Series A Preferred Units of the Partnership (the "Preferred Units"), for an aggregate purchase price of $8,325,000 pursuant to a Securities Purchase Agreement. The Operating Partnership used the proceeds of the sale of Preferred Units to pay the cash consideration for the Operating Partnership's interests in the Joint Venture and in the Property Partnerships that acquired the Vinings Properties.

         The holders of Preferred Units are entitled to receive cumulative preferential cash distributions at the per annum rate of $0.4675 per Preferred Unit. Upon the occurrence of certain triggering events, the holders of Preferred Units are entitled to receive, in addition to an amount equal to any accumulated and unpaid distributions on such holder's Preferred Units, a liquidation preference of $4.46 per Preferred Unit, or, if any such triggering event occurs prior to April 29, 2000, $4.25 per Preferred Unit (the "Liquidation Preference").

         The holders of Preferred Units may convert any part or all of such Preferred Units into common partnership interests of the Operating Partnership or shares of beneficial interest, no par value, of Vinings (each a "Common Share") at any time on or after one year from the date of issuance. In lieu of converting Preferred Units into Common Shares, the Operating Partnership, in its sole discretion, may pay holders of Preferred Units in cash. Vinings may also request that holders of Preferred Units exchange such Preferred Units for shares of preferred interests of Vinings (each a "Preferred Share") with the same powers, special rights, preferences privileges and voting power, if such Preferred Shares become available. In addition, the Operating Partnership may, in certain instances, redeem all or part of the Preferred Units for a price equal to the Liquidation Preference.

         Generally, the holders of Preferred Units do not have voting rights. However, the holders of Preferred Units do have certain protective rights to vote as a separate class of Partnership Interests on certain transactions including, without limitation, certain authorizations and issuances of preferred units of Partnership Interests designated as ranking senior to the Preferred Units, certain amendments to the Partnership Agreement, and certain sales or other dispositions of assets of the Operating Partnership, certain mergers or consolidations of the Operating Partnership, and transactions which result in the liquidation of the Partnership.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At March 31, 1999, Vinings' real estate assets were The Thicket Apartments, a 254-unit apartment community located in Atlanta, Georgia ("Thicket"), Windrush Apartments, a 202-unit apartment community located in Atlanta, Georgia ("Windrush") and Peachtree, which were 97%, 98% and 100% leased, respectively.

On May 1, 1999 Vinings acquired eight apartment communities totaling 1,064 units through subsidiaries of the Operating Partnership and acquired a 20% partnership interest through a joint venture arrangement, of which it is also the general partner, which acquired five apartment communities totaling 968 units (the "Heritage Transaction"). For more information regarding the Heritage Transaction, see Note 12 to Vinings' March 31, 1999 Consolidated Financial Statements.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements of Vinings and the notes thereto.


Results of Operations
---------------------

Vinings' net income for the three months ended March 31, 1999 increased $41,159, from a net loss of $38,443 for the three months ended March 31, 1998 to net income of $2,716 for the three months ended March 31, 1999.

Rental and other property revenues increased $22,632, or 2%, from $1,016,131 for the three month period ended March 31, 1998 to $1,038,763 for the three month period ended March 31, 1999. The increased revenues were generated primarily by rental rate increases at Thicket and increased occupancy at Windrush.

Other income increased $11,403 from $597 for the three month period ended March 31, 1998 to $12,000 for the three month period ended March 31, 1999 due to interest earned on the earnest money deposits held in escrow on the Heritage Transaction.

Property operating and maintenance expense increased $24,879, or 7%, from $372,670 for the three months ended March 31, 1998 to $397,549 for the three months ended March 31, 1999. This increase is due primarily to lower than normal operating expenses in January, 1998 for both Thicket and Windrush.

Depreciation and amortization increased by $7,809, or 5%, from $158,748 for the three months ended March 31, 1998 to $166,557 for the three months ended March 31, 1999. Of this increase, $3,025 is an increase in amortization of leasing commissions at Peachtree and $4,784 is an increase in depreciation due to capital additions made during the year.

Interest expense remained fairly constant for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

General and administrative expense increased $38,336, or 36%, from $105,201 for the three months ended March 31, 1998 to $143,537 for the three months ended March 31, 1999. Of this increase $27,000 is in overhead reimbursements to The Vinings Group, Inc. (see Note 5 to Vinings' March 31, 1999 Consolidated
Financial Statements), $5,200 is in Trustee expense and $4,750 is in legal expense.

The Unusual item of $87,965 for the three months ended March 31, 1998 represents legal expense incurred in connection with litigation involving an acquisition in which the seller breached its contract with the Trust. There were no costs incurred in this regard during the three months ended March 31, 1999.


Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities increased $158,594 from $107,257 for the three months ended March 31, 1998 to $265,851 for the three months ended March 31, 1999. Of this increase, $50,387 represents an increase in income before minority interest. Other increases are the result of a decrease of funds going to restricted cash accounts totaling $33,361, a decrease in receivables and other assets totaling $49,155 and an increase in accounts payable and accrued liabilities of $29,723.

Cash flows used in investing activities increased $116,861 from $25,324 for the three months ended March 31, 1998 to $142,185 for the three months ended March 31, 1999. Of this amount $13,278 was acquisition costs incurred in connection with the Heritage Transaction. The balance was an increase in capital expenditures at the properties.

Cash flows used in financing activities increased $2,937 from $35,053 for the three months ended March 31, 1998 to $37,990 for the three months ended March 31, 1999. These funds were used to make principal repayments on the mortgage notes payable and to retire shares of beneficial interest in the Trust.

Net cash increased $85,676 for the three months ended March 31, 1999, compared to an increase of $46,880 for the three months ended March 31, 1998.

On April 29, 1999, Vinings issued 1,958,823 Series A Preferred Units of the Operating Partnership for an aggregate purchase price of $8,325,000 (the "Preferred Units"). The Operating Partnership used the proceeds of the sale of Preferred Units, along with $6,820,000 in equity from an unaffiliated joint venture partner to complete the Heritage Transaction. (See Note 12 of Vinings' March 31, 1999 Consolidated Financial Statements.)

The cash held by Vinings at March 31, 1999, plus the cash flow from Vinings' assets, including the properties acquired in the Heritage Transaction, is expected to provide sources of liquidity to allow Vinings to meet all current operating obligations. A new line of credit in the amount of $2,000,000 has been obtained and management intends to pay a portion of the line down with equity obtained for the Heritage Transaction. (See Note 4 to Vinings' March 31, 1999 Consolidated Financial Statements.) Management plans to continue ongoing discussions with capital sources, both public and private, as well as explore financing alternatives, so as to allow the Trust to continue to expand and grow its income producing investments.


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

Vinings is continuing its assessment of the potential impact Year 2000 will have on its operations. A compliance program has been implemented, which will 1) determine Vinings state of readiness for the Year 2000, including the Trust's information technology ("IT") systems, its non-IT systems and the state of readiness of Vinings material suppliers and third party vendors; 2) assess where potential risks may occur, recognizing that date sensitive systems may fail at different points in time depending on their function, and prioritize those risks; 3) determine what steps need to be taken in order to bring remaining software, hardware and systems, including embedded systems, into Year 2000 compliance; 4) implement, test and re-evaluate all solutions in time to minimize any significant detrimental effects on operations; and 5) determine a contingency plan in the event that the Trust or any of its material suppliers or third party vendors will not be Year 2000 compliant (the "Compliance Program"). Vinings believes that its testing of all systems should be complete by the end of the third quarter, 1999.

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

None of the Portfolio Properties acquired in the Heritage Transaction had on-site automated systems. Therefore, Vinings is in the process of obtaining the necessary hardware and software to automate these newly acquired communities. The estimated cost to automate the Portfolio Properties with systems that will be Year 2000 compliant is approximately $67,000, which is expected to be financed over a period of time.

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

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27 - Financial Data Schedule

(b)      Reports on Form 8-K

Current Report on Form 8-K, dated April 29, 1999, was filed with the Securities and Exchange Commission on May 10, 1999, with respect to the Trust's issuance of Preferred Partnership Units and the Heritage Transaction.

                                    SIGNATURE

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VININGS INVESTMENT PROPERTIES TRUST

By:/s/ Stephanie A. Reed
-----------------------
Stephanie A. Reed
Vice President and Treasurer

Dated:   May 17, 1999