Form 10-Q
period 1999-06-30
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 1999-08-16
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   ******************************************

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   ******************************************
                       For the quarter ended JUNE 30, 1999




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

                                   Yes X No___






     Shares of Beneficial Interest outstanding at August 2, 1999: 1,100,503

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                         INDEX OF FINANCIAL INFORMATION
                       -----------------------------------
                                                                            PAGE
PART I   FINANCIAL INFORMATION                                              ----

Item 1   Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 (unaudited)
         and December 31, 1998............................................... 3

         Consolidated Statements of Operations (unaudited) for the
         three months ended June 30, 1999 and 1998........................... 4

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended June 30, 1999 and 1998................... 5

         Notes to Consolidated Financial Statements.......................... 7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 15

PART II  OTHER INFORMATION/SIGNATURE

Item 4   Submission of Matters to a Vote of Security Holders................. 20

Item 6   Exhibits and Reports on Form 8-K.................................... 21

         Signature........................................................... 22

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                      -------------------------------------
                                                                                June 30,          December 31,
                                                                           --------------       ---------------
                                                                                 1999                 1998
                                                                           --------------       ---------------
ASSETS
Real estate assets:
    Land................................................................... $  8,247,900         $  2,884,500
    Buildings and improvements.............................................   55,572,437           15,399,690
    Furniture, fixtures & equipment........................................    3,739,744            1,025,222
Less:  accumulated depreciation............................................   (2,245,207)          (1,664,678)
                                                                           --------------       ---------------
    Net real estate assets.................................................   65,314,874           17,644,734

Investment in unconsolidated Joint Venture.................................    1,687,332                    -
Cash and cash equivalents..................................................      396,381              158,302
Restricted cash............................................................    1,719,992              458,877
Receivables and other assets...............................................      173,713              694,998
Deferred financing costs, less accumulated amortization of $97,583 and
    $77,258 at June 30, 1999 and December 31, 1998, respectively...........      147,981              139,064
Deferred leasing costs, less accumulated amortization of $46,203 and
    $32,861 at June 30, 1999 and December 31, 1998, respectively...........       51,069               52,203
                                                                           --------------       ---------------
Total assets............................................................... $ 69,491,342         $ 19,148,178
                                                                           ==============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable..................................................... $ 55,231,119         $ 13,640,065
Line of credit.............................................................      935,000            2,000,000
Accounts payable and accrued liabilities...................................    1,642,933              546,249
Distribution payable.......................................................      158,591                    -
Acquisition advances from Joint Venture....................................      363,837                    -
                                                                           --------------       ---------------
         Total liabilities.................................................   58,331,480           16,186,314
                                                                           --------------       ---------------

Minority interests of unitholders in Operating Partnership:
    Preferred partnership interests........................................    8,521,239                    -
    Common partnership interests...........................................      476,518              534,892
                                                                           --------------       ---------------
         Total minority interests..........................................    8,997,757              534,892


Shareholders' equity:
    Shares of beneficial interest, without par value.......................   19,502,907           19,502,911

    Cumulative earnings....................................................   37,037,727           37,302,590

    Cumulative distributions...............................................  (54,378,529)         (54,378,529)
                                                                           --------------       ---------------
         Total shareholders' equity........................................    2,162,105            2,426,972
                                                                           --------------       ---------------
Total liabilities and shareholders' equity................................. $ 69,491,342         $ 19,148,178
                                                                           ==============       ===============

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                 -----------------------------------------------
                                                                         For the three months                For the six months
                                                                            ended June 30,                      ended June 30,
                                                                    -------------------------------    -----------------------------
                                                                         1999              1998             1999            1998
                                                                    -------------     -------------    -------------   -------------
REVENUES
     Rental revenues ..............................................   $2,170,334         $ 987,560       $3,168,723      $1,964,375
     Other property revenues.......................................      105,492            35,034          145,866          74,350
     Other income..................................................        6,270             1,032           18,270           1,629
                                                                    -------------     -------------    -------------   -------------
                                                                       2,282,096         1,023,626        3,332,859       2,040,354
                                                                    -------------     -------------    -------------   -------------
EXPENSES

     Property operating and maintenance............................      846,533           430,974        1,244,082         803,644
     Depreciation and amortization.................................      427,314           160,475          593,871         319,223
     Amortization of deferred financing costs......................       12,599             7,727           20,325          15,452
     Interest expense .............................................      956,304           330,224        1,288,383         661,715
     General and administrative ...................................      118,300           194,510          261,837         299,711
     Unusual item .................................................            -          (349,351)               -        (261,386)
                                                                    -------------     -------------    -------------   -------------
                                                                       2,361,050           774,559        3,408,498       1,838,359
                                                                    -------------     -------------    -------------   -------------

     Income (loss) before equity in loss of unconsolidated
         Joint Venture and minority interests .....................      (78,954)          249,067          (75,639)        201,995

     Equity in loss of unconsolidated Joint Venture ...............      (17,768)                -          (17,768)              -
                                                                    -------------     -------------    -------------   -------------

     Income (loss) before minority interests ......................      (96,722)          249,067          (93,407)        201,995

     Minority interests in Operating Partnership:
         Preferred partnership interests ..........................      229,830                 -          229,830               -
         Common partnership interests .............................      (58,973)           45,660          (58,374)         37,031
                                                                    -------------     -------------    -------------   -------------

     Net income (loss) ............................................   $ (267,579)        $ 203,407       $ (264,863)     $  164,964
                                                                    =============     =============    =============   =============

NET INCOME (LOSS) PER SHARE - BASIC ...............................      $ (0.24)           $ 0.19          $ (0.24)         $ 0.15
                                                                    =============     =============    =============   =============

NET INCOME (LOSS) PER SHARE - DILUTED .............................      $ (0.24)           $ 0.19          $ (0.24)         $ 0.15
                                                                    =============      =============   =============   =============


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC .......................    1,100,503         1,080,508        1,100,504       1,080,509
                                                                    =============     =============    =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED .....................    1,343,049         1,323,054        1,343,050       1,323,055
                                                                    =============     =============    =============   =============

The accompanying notes are an integral part of these consolidated financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                 ------------------------------------------------


                                                                                 For the six months ended June 30,
                                                                              ------------------------------------
                                                                                 1999                     1998
                                                                              -----------              -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .....................................................       $ (264,863)               $ 164,964
                                                                              -----------              --------------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

        Depreciation and amortization .................................          593,871                  319,223
        Amortization of deferred financing costs ......................           20,325                   15,452

        Equity in loss of unconsolidated Joint Venture ................           17,768                        -
        Minority interests in Operating Partnership:
           Preferred partnership interests ............................          229,830                        -
           Common partnership interests ...............................          (58,374)                  37,031
        Changes in assets and liabilities, net of the effect
        of real estate assets acquired
           Restricted cash ............................................         (235,645)                (120,906)
           Receivables and other assets ...............................           (5,307)                 (13,133)
           Capitalized leasing costs ..................................          (12,213)                 (12,979)
           Accounts payable and accrued liabilities ...................          297,565                   67,873
                                                                              -----------              -----------

        Total adjustments .............................................          847,820                  292,561
                                                                              -----------              -----------

Net cash provided by operating activities .............................          582,957                  457,525
                                                                              -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of real estate assets ........................................       (6,066,073)                       -
Capital expenditures ..................................................         (191,848)                 (70,291)
Investment in unconsolidated Joint Venture ............................       (1,705,100)                       -
Acquisition advances from Joint Venture ...............................          363,837                        -
                                                                              -----------              -----------

Net cash used in investing activities .................................       (7,599,184)                 (70,291)
                                                                              -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Deferred financing costs ..............................................          (29,242)                       -
Principal repayments on line of credit ................................       (1,065,000)                (255,000)
Principal repayments on mortgage notes payable ........................         (101,449)                 (70,791)
Purchase of retired shares ............................................               (3)                     (14)
Proceeds from issuance of preferred partnership interests .............        8,450,000                        -
                                                                              -----------              -----------

Net cash provided by (used in) financing activities ...................        7,254,306                 (325,805)
                                                                              -----------              -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .............................          238,079                   61,429

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................          158,302                  282,851
                                                                              -----------              -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................       $  396,381                $ 344,280
                                                                              ===========              ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 1999
              -----------------------------------------------------


NOTE 1 - BUSINESS AND ORGANIZATION

         Vinings Investment Properties Trust ("Vinings" or the "Trust") was organized on December 7, 1984 as a mortgage real estate investment trust ("REIT") whose original plan was to liquidate within approximately ten years. On February 28, 1996, Vinings Investment Properties, Inc. completed a tender offer to acquire control of the Trust and to rebuild Vinings assets by expanding into the multifamily real estate markets through the acquisition of garden style apartment communities which are leased to middle-income residents. Current management believes that these investments will provide attractive sources of income to Vinings which will not only increase net income and provide cash available for future distributions, but will increase the value of Vinings' real estate portfolio as well.

         Currently Vinings conducts all of its operations through Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership. As of June 30, 1999, the Trust was the sole 1% general partner and an 80.94% limited partner in the Operating Partnership. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT").

         On April 29, 1999, the Operating Partnership offered, in a private transaction pursuant to a Securities Purchase Agreement (the "Purchase Agreement"), Series A Convertible Preferred Partnership interests (the "Preferred Units"), the proceeds from which were used to acquire thirteen multifamily communities (collectively, the "Portfolio Properties") from seventeen limited partnerships and limited liability companies. Eight of the Portfolio Properties were purchased through subsidiary partnerships of the Operating Partnership. The remaining Portfolio Properties were purchased through a joint venture structure. See Notes 3 and 4. As of June 30, 1999, a total of 1,988,235 Preferred Units had been issued for an aggregate purchase price of $8,450,000. See Note 5.

         Vinings currently owns, through wholly owned subsidiaries, ten apartment communities totaling 1,520 units and a 75,000 square foot, single story business park. In addition, Vinings holds a 20% interest in and is the general partner of an unconsolidated joint venture, which owns through subsidiary partnerships five additional apartment communities totaling 968 units. (See Note 4.) At June 30, 1999, the average occupancy of Vinings portfolio, including the communities held by the unconsolidated joint venture, was 94%.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------

         The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The accompanying condensed consolidated financial statements of Vinings include the consolidated accounts of the Trust and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Vinings accounts for its investment in the unconsolidated joint venture using the equity method of accounting. The term "Vinings" or "Trust" hereinafter refers to Vinings Investment Properties Trust and its subsidiaries, including the Operating Partnership.

         The minority interests of the common unitholders in the Operating Partnership on the accompanying balance sheets is calculated based on the common unitholders' minority interest ownership percentage (18.06% as of June 30, 1999) multiplied by the Operating Partnership's net assets. The minority interests of the preferred unitholders on the accompanying balance sheet represents cash contributed in exchange for those units and the accrued liquidation preference of $0.21 per Preferred Unit ($71,239 at June 30, 1999). The minority interests of the common unitholders in the income or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average number of common shares of beneficial interest in Vinings (the "Shares") and ordinary interests in the Operating Partnership (the "Common Units") outstanding during the period. The minority interests of the preferred unitholders on the statements of operations represents the accrued preferred 11% return on the Preferred Units ($158,591 at June 30, 1999) and the accrued liquidation preference of $0.21 per Preferred Unit for the three and six months ended June 30, 1999. See Note 5.

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


         Net Income (Loss) Per Share
         ---------------------------

         The following is a reconciliation of net income (loss) available to the common shareholders and the weighted average shares used in Vinings' basic and diluted net income (loss) per share computations:


                                                                      For the three months        For the six months
                                                                          Ended June 30,             Ended June 30,
                                                                    -------------------------  --------------------------
                                                                        1999          1998         1999           1998
                                                                    -------------------------  --------------------------

          Net income (loss) - basic .............................   $(267,579)      $203,407    $(264,863)      $164,964
           Minority interests in Operating Partnership:
              Preferred partnership interests ...................           -             -            -              -
              Common partnership interests ......................      58,973         45,660       58,374         37,031
                                                                  ---------------------------  ---------------------------
          Total minority interest ...............................      58,973         45,660       58,374         37,031
                                                                  ---------------------------  ---------------------------

          Net income (loss) - diluted ...........................   $(326,552)      $249,067    $(323,237)      $201,995
                                                                  ===========================  ===========================

          Weighted average shares - basic .......................   1,100,503      1,080,508    1,100,504      1,080,509
          Dilutive Securities:
              Weighted average Common Units .....................     242,546        242,546      242,546        242,546
              Weighted average Preferred Units ..................           -             -             -              -
              Share options .....................................           -             -             -              -
                                                                  ===========================  ===========================
          Weighted average shares - diluted .....................   1,343,049      1,323,054    1,343,050      1,323,055
                                                                  ===========================  ===========================

         Both common and preferred units in the Operating Partnership held by the minority unitholders are redeemable for Shares of the Trust on a one-for-one basis, or for cash, at the option of the Trust. For the three months and the six months ended June 30, 1999 options to purchase 108,750 shares were excluded and for the three months and the six months ended June 30, 1998 options to purchase 26,000 shares and 107,250 shares, respectively, were excluded as the impact of such options was antidilutive. For the three months and the six months ended June 30, 1999 the Preferred Units, as hereinafter defined, totaling 1,988,235 were also excluded as the impact of such units was antidilutive.


         Income Taxes
         ------------

         Vinings has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, Vinings will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that Vinings distributes at least 95% of its taxable income to its shareholders and satisfies certain other requirements. Accordingly, no provision for federal income taxes has been included in the accompanying condensed consolidated financial statements.


         Reclassifications
         -----------------

         Certain 1998 financial statement amounts have been reclassified to conform with the current year presentation.


NOTE 3 - ACQUISITION

         On May 1, 1999, Vinings, through its subsidiaries, completed the acquisition of the Portfolio Properties from seventeen limited partnerships and limited liability companies. Eight of the Portfolio Properties (the "Vinings Properties") were purchased through subsidiary partnerships of the Operating Partnership. The remaining Portfolio
         Properties (the "Joint Venture Properties") were purchased through a joint venture structure. See Note 4.

         The Vinings Properties, totaling 1,064 units, were purchased by eight individual partnerships in each of which Vinings Holdings, Inc., a wholly owned subsidiary of the Trust, owns a .1% general partnership interest and the Operating Partnership owns a 99.9% limited partnership interest. The aggregate purchase price for the Vinings Properties was $47,665,396 (excluding closing costs), which included the assumption of debt of approximately $41,693,000 and the balance being paid in cash, which was funded by the issuance of the Preferred Units, as hereinafter defined. A total of approximately $749,200 in escrows held by the mortgagees was also purchased.

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

         On May 1, 1999, Vinings also purchased, through a joint venture structure, five apartment communities, totaling 968 units (the "Joint Venture Properties"). The Joint Venture Properties were purchased by nine individual partnerships in each of which Vinings Holdings, Inc., a wholly owned subsidiary of the Trust, owns a .1% general partnership interest and Vinings/CMS Master Partnership, L.P. (collectively, the "Joint Venture"), a Delaware limited partnership, owns a 99.9% limited partnership interest. The Operating Partnership has a .1% general partner interest and a 19.98% limited partner interest in the Joint Venture, for which it paid $1,705,100. This investment was funded by the issuance of the Preferred Units. The remaining limited partnership interests in the Joint Venture are held by an unaffiliated third party. The Joint Venture was formed on March 22, 1999, primarily to acquire the limited partner interest in limited partnerships that acquire, operate, manage, hold and sell certain real property, specifically the Joint Venture Properties. The aggregate purchase price paid by the property partnerships for the Joint Venture Properties was $46,634,603 (excluding closing costs), which included the assumption of approximately $39,265,000 of debt and the balance being paid in cash. A total of approximately $716,400 in escrows held by the mortgagees was also purchased.

         Vinings accounts for its investment in the Joint Venture using the equity method of accounting. The following is a summary of the results of operations of the Joint Venture and Vinings'share of the equity in the loss from the Joint Venture for the two month period from May 1, 1999 to June 30, 1999:

                                                            For the two
                                                            months ended
                                                                June
                                                              30, 1999
                                                            ------------

Revenues .................................................   $1,190,696

Expenses:
     Property operating and maintenance ..................      454,936
     Depreciation and amortization .......................      247,522
     Interest expense ....................................      577,077
                                                            ------------
         Total Expenses ..................................    1,279,535
                                                            ------------

Net loss for Joint Venture ...............................      (88,839)

     Vinings equity percentage ...........................           20%
                                                            ------------
Vinings equity in loss of unconsolidated Joint Venture ...   $  (17,768)
                                                            ============

Distributions received by Vinings from Joint Venture .....            -
                                                            ============
Cash flows provided by operating activities ..............   $  230,718
                                                            ============
Cash flows used in investing activities ..................   (8,515,391)
                                                            ============
Cash flows provided by financing activities ..............   $8,469,027
                                                            ============

The following summarizes the balance sheet of the Joint Venture as of June 30, 1999:

Real estates assets, net of accumulated depreciation .....  $46,863,523
Cash and other assets ....................................    1,766,309
                                                            ------------
          Total assets ...................................  $48,629,832
                                                            ============

Mortgage notes payable ...................................  $39,233,809
Other liabilities ........................................      959,762
                                                            ------------
     Total liabilities ...................................   40,193,571
                                                            ------------

Capital - Vinings ........................................    1,687,332
Capital - Other ..........................................    6,748,929
                                                            ------------
     Total capital .......................................    8,436,261
                                                            ------------

          Total liabilities and capital ..................  $48,629,832
                                                            ============

         Mortgage notes payable held by the Joint Venture are non-recourse fixed rate notes secured by the individual properties. All of the notes except one are insured by the U.S. Department of Housing and Urban Development ("HUD") and therefore distributions from the properties are subject to Surplus Cash as defined by HUD. The maturity dates of the notes payable range from June 2007 to November 2037 and interest rates range from 8.00% to 8.75%.


NOTE 5 - SHAREHOLDERS' EQUITY AND PREFERRED PARTNERSHIP INTERESTS

         On April 29, 1999, the Operating Partnership offered, in a private transaction pursuant to a Securities Purchase Agreement (the "Purchase Agreement"), Series A Convertible Preferred Partnership interests (the "Preferred Units"). The holders of Preferred Units are entitled to receive cumulative preferential cash distributions at the per annum rate of $0.4675 per Preferred Unit. Upon the occurrence of certain triggering events, the holders of Preferred Units are entitled to receive, in addition to an amount equal to any accumulated and unpaid distributions on such holder's Preferred Units, a liquidation preference of $4.46 per Preferred Unit, or, if any such triggering event occurs prior to one year from the date of issuance $4.25 per Preferred Unit.

         Under certain circumstances, the holders of Preferred Units may convert any part or all of such Preferred Units into Common Units, Common
         Shares, or shares of preferred interests of Vinings ("Preferred Shares"). In lieu of converting Preferred Units into Common Shares, the Operating Partnership, in its sole discretion, may satisfy its conversion obligations through certain cash payments, as further set forth in the partnership agreement of the Operating Partnership.

         Generally, the holders of Preferred Units do not have the right to vote on any matter on which any general or limited partner of the Operating Partnership may vote. The holders of Preferred Units do, however, have the right to vote as a separate class of Partnership Interests on certain transactions including, without limitation, certain authorizations and issuances of preferred units of Partnership Interests designated as ranking senior to the Preferred Units, certain amendments to the Partnership Agreement, and certain sales or other dispositions of assets of the Operating Partnership, certain mergers or consolidations of the Operating Partnership, and transactions which result in the liquidation of the Partnership.

         As of June 30, 1999, a total of 1,988,235 Preferred Units had been issued for an aggregate purchase price of $8,450,000. The Operating Partnership used the proceeds of such sales of Preferred Units to pay the cash consideration for the Operating Partnership's interests in the property partnerships that acquired the Vinings Properties, and its interest in the Joint Venture. (See Notes 3 and 4.)

         At the annual meeting of shareholders held on June 29, 1999, Vinings' shareholders approved proposals to amend the Trust's Declaration of Trust to decrease the total number of common shares of beneficial interest authorized from an unlimited amount to 25,000,000 and to authorize a new class of 7,050,000 preferred shares of beneficial interest which, upon the affirmative vote of two-thirds of the Board of Trustees, may be issued in such amounts, in one or more series, and with such designations, preferences, limitations and relative rights for each series as the Board of Trustees shall determine.


NOTE 6 - NOTES PAYABLE


         Mortgage Notes Payable
         ----------------------
         Mortgage  notes  payable  were  secured  by  the  following   apartment
         communities at June 30, 1999 and December 31,1998, as follows:

                                                     Fixed Interest
                                                       Rate as of             Principal Balance as of
                                    Maturity            6/30/99             6/30/99            12/31/98
                               -----------------    --------------       -------------     --------------
        The Thicket                 07/01/2003            9.04 %         $ 7,232,325         $ 7,262,759
        Windrush                    07/01/2024            7.50 %           6,330,992           6,377,306
        Cottonwood                  10/01/2036            8.875%           4,692,001                  -
        Delta Bluff                 08/01/2036            9.25 %           6,213,451                  -
        Foxgate I                   06/01/2037            8.50 %           6,610,467                  -
        Hampton House               08/01/2037            8.50 %           5,178,712                  -
        Heritage Place              10/01/2036            8.75 %           3,147,494                  -
        Northwoods                  06/01/2034            8.75 %           4,492,799                  -
        River Pointe                01/01/2037            8.625%           5,992,312                  -
        Trace Ridge                 07/01/2036            8.50 %           5,340,566                  -
                                                                         -------------     --------------

             Total                                                       $55,231,119         $13,640,065
                                                                         =============     ==============

         All of the notes except The Thicket are insured by HUD and therefore distributions from the properties are subject to Surplus Cash as defined by HUD.

         Scheduled maturities of the mortgage notes payable as of June 30, 1999 are as follows:

                         1999          $   156,196
                         2000              332,715
                         2001              361,792
                         2002              393,425
                         2003            7,314,761
                         Thereafter     46,672,230
                                       ------------
                         Total         $55,231,119
                                       ============

         Line of Credit
         -------------

         On June 28, 1998 Vinings renewed its line of credit in the amount of $2,000,000 for six months, which expired on December 28, 1998. Vinings did not renew the line of credit and on February 4, 1999 one of the independent Trustees purchased the line of credit from the bank and Vinings paid interest to the Trustee monthly at the annual rate of 8.50% from such date through April 27, 1999, at which time Vinings obtained a new line of credit in the amount of $2,000,000 from a financial institution. The independent Trustee who purchased the line of credit was repaid in full on April 27, 1999. The interest rate on the line of credit at June 30, 1999 was 8.75%, which is one percent over prime as posted in The Wall Street Journal. The principal balance of the line of credit as of June 30, 1999 was $935,000 and the maturity date is April 27, 2000.


NOTE 7 - RELATED PARTY TRANSACTIONS

         On January 1, 1999, Vinings entered into management agreements with VIP Management, LLC ("VIP"), an affiliate of the officers, who are also Trustees of Vinings, to provide property management services for a fee equal to varying percentages ranging from three and one half to six percent of gross revenues, plus a fee for data processing. Prior to January 1, 1999, Vinings had entered into management agreements with Vinings Properties, Inc., also an affiliate of the officers of Vinings, to provide property management services on substantially the same terms as the current agreements. In addition, as a commitment to the rebuilding of Vinings, prior to 1998 The Vinings Group, Inc., the parent corporation of Vinings Properties, Inc. (collectively with VIP, "The Vinings Group"), provided numerous services at no cost to Vinings relating to administration, acquisition, and capital and asset advisory services. Certain direct costs paid on Vinings' behalf were reimbursed to The Vinings Group and beginning January 1, 1998, The Vinings Group has charged Vinings for certain overhead charges. However, while Vinings has been in its initial growth stages, The Vinings Group has been committed to providing as many services as possible to promote the Trust's growth.

         The following table reflects payments made to The Vinings Group:

                                                Three months                      Six months
                                               Ended June 30,                    Ended June 30,
                                             1999           1998               1999           1998
                                          ----------     ----------         ----------     ----------
 Vinings
      Management fees..................... $ 97,111        $46,669           $153,295       $100,207
      Data processing fees................   15,352          6,840             22,192         13,680
      Overhead reimbursements.............   53,250         26,250            106,500         52,500
                                          ==========     ==========         ==========     ==========
           Total.......................... $165,713        $79,759           $281,987       $166,387
                                          ==========     ==========         ==========     ==========

 Joint Venture
      Management fees..................... $ 48,636          -                $48,636         -
      Data processing fees................    9,680          -                  9,680         -
                                          ==========     ==========         ==========     ==========
            Total......................... $ 58,316          -               $58,316          -
                                          ==========     ==========         ==========     ==========

         On February 4, 1999 one of the independent Trustees purchased the Trust's line of credit, which expired on December 28, 1998 and Vinings paid interest to the Trustee monthly at the annual rate of 8.50% through April 27, 1999, at which time the Trustee was repaid in full. For more information regarding the line of credit see Note 6.

         In connection with the acquisition of the Portfolio Properties, MFI Realty, Inc., an affiliate of the officers, received fees totaling $400,276 of which $167,103 was paid by the Operating Partnership and $233,173 was paid by the Joint Venture.

         The officers of the Trust have not received compensation from Vinings for their services through June 30, 1999 except for restricted stock awarded on July 1, 1998.


NOTE 8 - DISTRIBUTIONS

         There were no distributions declared or distributed for the periods ended June 30, 1999 and 1998. On August 6, 1999 Vinings declared a dividend of five cents per share payable September 1, 1999 to shareholders of record on August 16, 1999. Vinings intends to continue to pay distributions to shareholders in amounts at least sufficient to enable the Trust to qualify as a REIT. See Note 6.


NOTE 9 - CONTINGENCIES

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

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

         Vinings paid interest of $1,241,232 and $650,130 for the six months ended June 30, 1999 and 1998, respectively. In connection with the acquisition of the Vinings Properties, Vinings assumed mortgage indebtedness totaling $41,692,503.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Overview
--------

Vinings Investment Properties Trust ("Vinings" or the "Trust") was organized on December 7, 1984 as a mortgage real estate investment trust ("REIT") whose original plan was to liquidate within approximately ten years. On February 28, 1996, Vinings Investment Properties, Inc. completed a tender offer to acquire control of the Trust and to rebuild Vinings' assets by expanding into the multifamily real estate markets through the acquisition of garden style apartment communities which are leased to middle-income residents. Current management believes that these investments will provide attractive sources of income to Vinings which will not only increase net income and provide cash available for future distributions, but will increase the value of Vinings' real estate portfolio as well.

Currently Vinings conducts all of its operations through Vinings Investment Properties, L.P. (the "Operating Partnership"). As of June 30, 1999, the Trust was the sole 1% general partner and an 80.94% limited partner in the Operating Partnership. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT").

On April 29, 1999, the Operating Partnership offered, in a private transaction pursuant to a Securities Purchase Agreement (the "Purchase Agreement"), Series A Preferred Partnership interests (the "Preferred Units"). See Note 5 to Vinings' June 30, 1999 Condensed Consolidated Financial Statements. As of June 30, 1999, a total of 1,988,235 Preferred Units had been issued for an aggregate purchase price of $8,450,000, the proceeds from which were used to acquire thirteen multifamily communities (collectively, the "Portfolio Properties") from seventeen limited partnerships and limited liability companies. Eight of the Portfolio Properties (the "Vinings Properties") were purchased through subsidiary partnerships of the Operating Partnership. The remaining Portfolio Properties (the "Joint Venture Properties") were purchased through a joint venture in which the Operating Partnership has a 20% limited partner interest and is the general partner (the "Joint Venture"). See Notes 3 and 4 to Vinings' June 30, 1999 Condensed Consolidated Financial Statements.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements of Vinings and the notes thereto.


Results of Operations
---------------------

Rental and other property revenues increased $1,253,232 or 123%, from $1,022,594 for the three months ended June 30, 1998 to $2,275,826 for the same period in 1999, and $1,275,864 or 63%, from $2,038,725 for the six months ended June 30, 1998 to $3,314,589 for the same period in 1999. This increase is due primarily to the revenues generated in connection with the Trust's ownership of the Vinings Properties for the two months ended June 30, 1999, which were not in Vinings' portfolio during 1998.

Other income increased $5,238 from $1,032 for the three months ended June 30, 1998 to $6,270 for the same period of 1999, and $16,641 from $1,629 for the six months ended June 30, 1998 to $18,270 for the same period in 1999. The increase was due to interest earned on earnest money deposits held in escrow in connection with the acquisition of the Portfolio Properties.

Property operating and maintenance expense increased by $415,559, or 96%, from $430,974 for the three months ended June 30, 1998, to $846,533 for the same period in 1999, and $440,438, or 55%, from $803,644 for the six months ended June 30, 1998 to $1,244,082 for the same period in 1999. Of this increase, $457,559 was due to expenses generated in connection with the Trusts' ownership of the Vinings Properties for the two months ended June 30, 1999, which were not in Vinings' portfolio during 1998. This increase was offset by a decrease in operating expenses of $42,000 for the three months and $17,121 for the six months ended June 30, 1999, due primarily to savings in Thicket's cable T.V. and unit decorating expenses.

Depreciation and amortization increased by $266,839 or 166% from $160,475 for the three months ended June 30, 1998 to $427,314 for the same period in 1999, and $274,648 or 86%, from $319,223 for the six months ended June 30, 1998 to $593,871 for the same period in 1999. This increase is due primarily to depreciation generated in connection with the Trusts' ownership of the Vinings Properties for the two months ended June 30, 1999, which were not in Vinings' portfolio during 1998.

Amortization of deferred financing costs increased by $4,872 or 63% from $7,727 for the three months ended June 30, 1998 to $12,599 for the same period in 1999, and $4,873 or 32% from $15,452 for the six months ended June 30, 1998 to $20,325 for the same period in 1999, due to costs incurred in connection with refinancing of the line of credit.

Interest expense increased $626,080, or 190%, from $330,224 for the three months ended June 30, 1998 to $956,304 for the same period in 1999, and $626,668, or 95%, from $661,715 for the six months ended June 30, 1998 to $1,288,383, for the same period in 1999, due primarily to the mortgage interest generated in connection with the Trusts' ownership of the Vinings Properties for the two months ended June 30, 1999, which were not in the Vinings' portfolio during 1998. In addition, interest on Vinings' line of credit decreased slightly due to the reduced balance on the line of credit.

General and administrative expense decreased $76,210 or 39%, from $194,510 for the three months ended June 30, 1998 to $118,300 for the same period in 1999, and $37,874, or 13% from $299,711 for the six months ended June 30, 1998 to $261,837 for the same period in 1999. For the three months ended June 30, 1999, this decrease consists of: (1) compensation expense relating to the Restricted Stock awarded on July 1, 1998 totaling $80,000; (2) corporate communications expense totaling $17,000; and (3) travel expense of $6,800; offset by an increase in overhead reimbursements of $27,000. For the six months ended June 30, 1999, this decrease consists of: (1) compensation expense relating to the Restricted Stock awarded on July 1, 1998 totaling $80,000; (2) corporate communications expense totaling $11,000; (3) travel expense totaling $5,200; and
(4) investor relations expense totaling $5,500; offset by an increase in overhead reimbursements totaling $54,000 and professional fees of $8,300.

The Unusual item, net of ($349,351) for the three months and ($261,386) for the six months ended June 30, 1998, relates to cost incurred, net of settlement proceeds, in connection with litigation involving an acquisition in which the seller breached its contract with the Trust. There were no costs incurred in this regard during the three months or six months ended June 30, 1999.


Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities increased $125,432 or 27%, from $457,525 for the six months ended June 30, 1998 to $582,957 for the six months ended June 30, 1999. This increase is due primarily to the Trust's ownership of the Vinings Properties for the two months ended June 30, 1999, which were not in the Trust's portfolio during 1998.

Cash flows used in investing activities are made up of four items: 1) the cash used to purchase the Vinings Properties during the second quarter of 1999 totaling $6,066,073; 2) the cash investment in the Joint Venture totaling $1,705,100 during the second quarter of 1999; 3) cash advances from the Joint Venture relating to the acquisition of the Joint Venture Properties totaling $363,837; and 4) cash used for capital expenditures at the properties, which increased $121,557, or 173% from $70,291 for the six months ended June 30, 1998 to $191,848 for the six months ended June 30, 1999 due primarily to the ownership of the Vinings Properties for the two months ended June 30, 1999, which were not in Trust's portfolio during 1998.

Cash flows provided by financing activities increased by $7,580,111 for the six months ended June 30, 1999 as compared to the same period in 1998. Of this increase, $8,450,000 was provided by the issuance of the Preferred Units, which was offset by cash used for: 1) deferred financing costs totaling $29,242 relating the refinancing of the line of credit during the second quarter of 1999; 2) cash used to make principal repayments on the line of credit totaling $1,065,000 during the second quarter of 1999 as compared to principal repayments on the line of credit totaling $255,000 for the same period during 1998; and 3) cash used to make principal repayments on mortgage notes payable totaling $101,449 during the second quarter of 1999 as compared to principal repayments on mortgage notes payable totaling $70,791 for the same period during 1998.

The cash held by Vinings at June 30, 1999, plus the cash flow from Vinings' assets, including the investment in the Joint Venture, is expected to provide sources of liquidity to allow Vinings to meet all current operating obligations. Management plans to continue ongoing discussions with capital sources, both public and private, as well as explore financing alternatives, so as to allow the Trust to continue to expand and grow its income producing investments.


Year 2000
---------

The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

The "Year 2000 issue" is the phrase used to describe the various problems caused from the improper processing of dates and date sensitive information by computers and other machinery and equipment. The Year 2000 issue is the result of many computer programs recognizing a date ending with "00" as the year 1900 rather than the year 2000, causing potential system failures or miscalculations which could result in disruptions of normal business operations.

Vinings is continuing its assessment of the potential impact Year 2000 will have on its operations. A compliance program has been implemented, which will 1) determine Vinings' state of readiness for the Year 2000, including the Trust's information technology ("IT") systems, its non-IT systems and the state of readiness of Vinings' material suppliers and third party vendors; 2) assess where potential risks may occur, recognizing that date sensitive systems may fail at different points in time depending on their function, and prioritize those risks; 3) determine what steps need to be taken in order to bring remaining software, hardware and systems, including embedded systems, into Year 2000 compliance; 4) implement, test and re-evaluate all solutions in time to minimize any significant detrimental effects on operations; and 5) determine a contingency plan in the event that the Trust or any of its material suppliers or third party vendors will not be Year 2000 compliant (the "Compliance Program"). Vinings believes that its testing of all systems should be complete by the end of the third quarter, 1999.

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

None of the Portfolio Properties when acquired had on-site automated systems. Vinings has recently obtained the necessary hardware and software to automate these newly acquired communities and is in the process of converting them to these newly acquired systems. The estimated cost to automate the Portfolio Properties with systems that will be Year 2000 compliant is approximately $67,000, which is being financed over a period of time. In addition, Vinings is in the process of communicating with the vendors and third party suppliers that are used by the Portfolio Properties in order to determine their Year 2000 compliance. This process is expected to by complete during the third quarter of 1999.

Vinings is continuing its process of determining whether many of its other operational systems are Year 2000 compliant and therefore cannot determine at this time the potential impact on the Trust's financial condition and results of operations. These systems include administrative systems as well as mechanical systems. However, Vinings has been in contact with the suppliers and manufacturers of these systems and believes that all material systems within its control will be Year 2000 compliant well in advance of January 1, 2000.

Vinings' most reasonably likely worst case scenario relates to Year 2000 non-compliance by third party vendors and service providers. Vinings relies on a number of suppliers for utility services, financial services, materials, etc. Interruption of suppliers' operations due to Year 2000 issues could have a material adverse effect on the Trust's future financial condition and results of operations. Vinings has taken steps to evaluate the status of suppliers' efforts in order to determine whether any of these suppliers will have an adverse material effect. Once evaluation is complete, Vinings will determine any required alternatives and contingency plan requirements.

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

Other Matters
-------------

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Vinings' actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a
difference  include  the  following:   the  inability  of  Vinings  to  identify
properties within existing multifamily property portfolios of entities affiliated with management which will have a strategic fit with Vinings, the inability of Vinings to identify unaffiliated properties for acquisition, the inability of Vinings to continue to acquire properties in the future, the less than satisfactory performance of any property which might be acquired by Vinings, the inability to access the capital markets in order to fund Vinings' present growth and expansion strategy, the cyclical nature of the real estate market generally and locally in Georgia, Mississippi and the surrounding southeastern states, the national economic climate, the local economic climate in Georgia, Mississippi and the surrounding southeastern states, the local real estate conditions and competition in Georgia, Mississippi and the surrounding southeastern states, and the ability of Vinings to identify and correct all potential Year 2000 sensitive problems. There can be no assurance that, as a result of the foregoing factors, Vinings' growth and expansion strategy will be successful or that the business and operations of Vinings will not be adversely affected thereby.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Vinings is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, Vinings manages exposures through its regular operating and financing activities.
Vinings does not use financial instruments for trading or other speculative purposes. Vinings is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 6 to Vinings' June 30, 1999 Condensed Consolidated Financial Statements. All of Vinings' borrowings are under fixed rate instruments, except the line of credit, which is at prime plus 1%. As of June 30, 1999 Vinings exposure to market risk has changed due to the acquisition of the Vinings Properties and the assumption of the related mortgage indebtedness. However, Vinings has determined that there is no material market risk exposure to its consolidated financial position, results of operations or cash flows due to changes in interest rates because of the fixed rate nature of its long-term debt.

The following table presents principal reductions and related weighted average interest rates by year of expected maturity for Vinings' debt obligations and of June 30, 1999 and should be read in conjunction with Vinings' December 31, 1998 SEC form 10-K:


                                                                                                    Fair Value
                                                                             There-                  June 30,
(In Thousands)           1999         2000       2001     2002     2003      after       Total         1999
-----------------------------------------------------------------------------------------------------------------
Principal Reductions
  In Mortgage Notes      $ 156       $ 333       $ 362   $ 393    $7,315    $46,672     $55,231       $55,231

Average Interest Rates   8.63%       8.63%       8.63%   8.63%     8.63%      8.58%       8.63%         8.63%

Line Of Credit           $ 935          -           -       -         -          -      $   935       $   935

Interest Rate            8.75%        -           -       -         -           -         8.75%         8.75%

-----------------------------------------------------------------------------------------------------------------

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 4.    Submission of Matters to a Vote of Security Holders

The Trust held its annual meeting of shareholders for the fiscal year ended December 31, 1998 on June 29, 1999 (the "Annual Meeting"). At the Annual
Meeting, the shareholders voted to elect Peter D. Anzo, Stephanie A. Reed, Martin H. Petersen, Gilbert H. Watts, Jr., Phill D. Greenblatt, Henry Hirsch and James D. Ross to serve as Trustees of the Trust until the 2000 annual meeting of shareholders. The following table sets forth the results of the shareholder votes with respect to the election of the Trustees.

                 Trustees                     For         Against
                -----------               -----------    ---------
              Peter D. Anzo                1,056,033        622
              Stephanie A. Reed            1,056,033        622
              Martin H. Petersen           1,050,070      6,585
              Gilbert H. Watts, Jr.        1,050,008      6,647
              Phill D. Greenblatt          1,056,002        653
              Henry Hirsch                 1,056,002        653
              James D. Ross                1,054,870      1,785


PROPOSAL 2. To approve a proposal to amend the Trust's Declaration of Trust to decrease the total number of authorized shares of beneficial interest from unlimited to 25,000,000 and to classify all such shares as common shares of beneficial interest or, if Proposal 3 is also approved by the shareholders, to decrease the total number of authorized shares of beneficial interest from unlimited to 32,050,000 and to classify 25,000,000 of such shares as common shares of beneficial interest, as described in the Proxy Statement.

                                                        Broker
                For          Against      Abstain      Non-Vote
             ---------      ---------    ---------    ----------
              794,209         1,069        1,818        259,558


PROPOSAL 3. To approve a proposal to amend the Trust's Declaration of Trust to authorize a new class of 7,050,000 preferred shares of beneficial interest which, upon the affirmative vote of two-thirds of the Board of Trustees, may be issued in such amounts, in one or more series, and with such designations, preferences, limitations and relative rights for each series as the Board of Trustees shall determine, as described in the Proxy Statement. The following table sets forth the results of the shareholder votes with respect to the approval of Proposal 3.

                                                        Broker
                For          Against      Abstain      Non-Vote
             ---------      ---------    ---------    ----------
              761,347        33,807        1,942        259,558


PROPOSAL 4. To approve a proposal to amend the Trust's  Declaration  of Trust to
(a) provide the Trust with a perpetual existence, (b) remove all references and provisions relating to the Trust's being externally-advised and the Trust's prior operations as a mortgage real estate investment trust, (c) eliminate those provisions that prohibit the Trust from investing in certain investments in which a Trustee or officer of the Trust has an interest and (d) eliminate those provisions that require the Trust to mail to shareholders certain financial information that is required to be disclosed to all shareholders, as described in the Proxy Statement. The following table sets forth the results of the shareholder votes with respect to the approval of Proposal 4.

                                                        Broker
                For          Against      Abstain      Non-Vote
             ---------      ---------    ---------    ----------
              766,840        28,524        1,733        259,558


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27 - Financial Data Schedule

(b)      Reports on Form 8-K

Current Report on Form 8-K, dated April 29, 1999, was filed with the Securities and Exchange Commission on May 10, 1999, and Amendment No. 1 was filed with the Securities and Exchange Commission on July 15, 1999, with respect to the Vinings' issuance of Preferred Partnership Units and the acquisition of the Portfolio Properties.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VININGS INVESTMENT PROPERTIES TRUST

 By: /s/ Stephanie A. Reed
     ------------------------------
     Stephanie A. Reed
     Vice President and Treasurer

Dated:   August 16, 1999