Form 10-Q
period 1999-09-30
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 1999-11-15
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   ******************************************

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   ******************************************
                    For the periods ended SEPTEMBER 30, 1999




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

                                   Yes X No___






    Shares of Beneficial Interest outstanding at October 22, 1999: 1,100,495

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                         INDEX OF FINANCIAL INFORMATION


PART I   FINANCIAL INFORMATION                                              PAGE

Item 1   Financial Statements

         Condensed Consolidated Balance Sheets (unaudited) as of
         September 30, 1999 and December 31, 1998                             3

         Condensed Consolidated Statements of Operations (unaudited)
         for the three and nine months ended September 30, 1999 and
         September 30, 1998                                                   4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 1999 and 1998                5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  15

PART II  OTHER INFORMATION/SIGNATURE

Item 6   Exhibits and Reports on Form 8-K                                     20

         Signature                                                            21


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                                 September 30,      December 31,
                                                                                --------------     -------------
                                                                                     1999              1998
                                                                                --------------     -------------
Real estate assets:
    Land                                                                          $ 8,247,900       $ 2,884,500
    Buildings and improvements                                                     55,671,351        15,399,690
    Furniture, fixtures & equipment                                                 3,746,176         1,025,222
Less:  accumulated depreciation                                                    (2,801,133)       (1,664,678)
                                                                                --------------     -------------
         Net real estate assets                                                    64,864,294        17,644,734


Investment in unconsolidated Joint Venture                                          1,614,550                 -
Cash and cash equivalents                                                             238,941           158,302
Restricted cash                                                                     1,895,568           458,877
Receivables and other assets                                                          362,876           694,998
Deferred financing costs, less accumulated amortization of $112,620 and
    $77,258 at September 30, 1999 and December 31, 1998, respectively                 132,945           139,064
Deferred leasing costs, less accumulated amortization of $52,835 and
    $32,861 at September 30, 1999 and December 31, 1998, respectively                  44,439            52,203
                                                                                --------------     -------------
Total assets                                                                      $69,153,613       $19,148,178
                                                                                ==============     =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                                            $55,153,838       $13,640,065
Line of credit                                                                        976,000         2,000,000
Accounts payable and accrued liabilities                                            1,787,971           546,249
Distributions payable to Preferred Unitholders                                        232,375                 -
Acquisition advances from Joint Venture                                               363,837                 -
                                                                                --------------     -------------
         Total liabilities                                                         58,514,021        16,186,314
                                                                                --------------     -------------

Minority interests of unitholders in Operating Partnership:
    Preferred partnership interests                                                 8,625,621                 -
    Common partnership interests                                                      363,709           534,892
                                                                                --------------     -------------
         Total minority interests                                                   8,989,330           534,892

Shareholders' equity:
    Common shares of beneficial interest, without par or stated value,
    25,000,000 authorized,  1,100,499 and 1,100,505 shares issued and
    outstanding at September 30, 1999 and December 31, 1998,  respectively                  -                 -

    Additional paid in capital                                                      3,351,079         3,406,103

    Accumulated deficit                                                            (1,700,817)         (979,131)
                                                                                --------------     -------------
       Total shareholders' equity                                                   1,650,262         2,426,972
                                                                                --------------     -------------
Total liabilities and shareholders' equity                                        $69,153,613       $19,148,178
                                                                                ==============     =============

The accompanying notes are an integral part of these consolidated financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                  For the three months ended        For the nine months ended
                                                                          September 30,                   September 30,
                                                                 ---------------------------       ----------------------------
                                                                     1999           1998                1999           1998
                                                                 ------------    -----------       ------------    ------------
REVENUES

     Rental revenues                                             $ 2,866,225     $  988,340        $ 6,034,948      $ 2,952,715
     Other property revenues                                         194,898         34,602            340,764          108,952
     Other income                                                      4,867            316             23,137            1,945
                                                                 ------------    -----------       ------------    -------------
                                                                   3,065,990      1,023,258          6,398,849        3,063,612
                                                                 ------------    -----------       ------------    -------------
EXPENSES

     Property operating and maintenance                            1,203,329        409,629          2,447,411        1,213,273
     Depreciation and amortization                                   562,557        163,482          1,156,428          482,706
     Amortization of deferred financing costs                         15,036          7,726             35,361           23,177
     Interest expense                                              1,270,653        337,114          2,559,036          998,829
     General and administrative                                      178,140        155,422            439,977          455,133
     Unusual item                                                          -            476                  -         (260,910)
                                                                 ------------    -----------       ------------    -------------
                                                                   3,229,715      1,073,849          6,638,213        2,912,208
                                                                 ------------    -----------       ------------    -------------


     Income (loss) before equity in loss of unconsolidated
         Joint Venture and minority interests                       (163,725)       (50,591)          (239,364)         151,404

     Equity in loss of unconsolidated Joint Venture                  (57,022)             -            (74,790)               -
                                                                 ------------    -----------       ------------    -------------

     Income (loss) before minority interests                        (220,747)       (50,591)          (314,154)         151,404

     Less Minority interests in Operating Partnership:
         Preferred partnership interests                             336,757              -            566,587                -
         Common partnership interests                               (100,682)        (9,136)          (159,056)          27,613
                                                                 ------------    -----------       ------------    -------------

     Net income (loss)                                           $  (456,822)    $  (41,455)        $ (721,685)     $   123,791
                                                                 ============    ===========       ============    =============


NET INCOME (LOSS) PER SHARE - BASIC                                  $ (0.42)       $ (0.04)           $ (0.66)          $ 0.11
                                                                 ============    ===========       ============    =============

NET INCOME (LOSS) PER SHARE - DILUTED                                $ (0.42)       $ (0.04)           $ (0.66)          $ 0.11
                                                                 ============    ===========       ============    =============


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                        1,100,499      1,100,508          1,100,504        1,087,348
                                                                 ============    ===========       ============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                      1,343,045      1,343,054          1,343,050        1,334,961
                                                                 ============    ===========       ============    =============

The accompanying notes are an integral part of these consolidated financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                             For the nine months
                                                                              ended September 30,
                                                                         ---------------------------
                                                                             1999            1998
                                                                         -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $ (721,685)      $ 123,791
                                                                         -----------      ----------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

        Depreciation and amortization                                     1,156,428         482,706
        Amortization of deferred financing costs                             35,361          23,177

        Equity in loss of unconsolidated Joint Venture                       74,790               -
        Minority interests in Operating Partnership:
           Preferred partnership interests                                  566,587               -
           Common partnership interests                                    (159,056)         27,613
        Distributions to common unitholders                                 (12,127)              -
        Distributions to preferred unitholders                             (158,591)              -
        Noncash compensation expense                                              -          80,000
        Changes in assets and liabilities, net of the effect
           of real estate assets acquired
               Restricted cash                                             (411,220)        (76,951)
               Receivables and other assets                                (194,470)        (43,293)
               Capitalized leasing costs                                    (12,213)        (24,821)
               Accounts payable and accrued liabilities                     442,603         (96,620)
                                                                         -----------      ----------

        Total adjustments                                                 1,328,092         371,811
                                                                         -----------      ----------

Net cash provided by operating activities                                   606,407         495,602
                                                                         -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of real estate assets                                           (6,066,073)              -
Capital expenditures                                                       (297,196)       (120,779)
Refundable deposits and acquisition costs                                         -        (640,463)
Investment in unconsolidated Joint Venture                               (1,705,100)              -
Distributions from Joint Venture                                             15,760               -
Acquisition advances from Joint Venture                                     363,837               -
                                                                         -----------      ----------

Net cash used in investing activities                                    (7,688,772)       (761,242)
                                                                         -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Deferred financing costs                                                    (29,242)              -
Net proceeds (repayments) on line of credit                              (1,024,000)        281,796
Principal repayments on mortgage notes payable                             (178,730)       (107,274)
Purchase of retired shares                                                       (3)            (17)
Proceeds from issuance of preferred partnership interests                 8,450,000               -
Distributions to shareholders                                               (55,021)              -
                                                                         -----------      ----------
Net cash provided by financing activities                                 7,163,004         174,505
                                                                         -----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    80,639        (91,135)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            158,302         164,843
                                                                         -----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  238,941       $  73,708
                                                                         ===========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 1999


NOTE 1 - BUSINESS AND ORGANIZATION

         Vinings Investment Properties Trust ("Vinings" or the "Trust") was organized on December 7, 1984 as a mortgage real estate investment trust ("REIT") whose original plan was to liquidate within approximately ten years. On February 28, 1996, Vinings Investment Properties, Inc. completed a tender offer to acquire control of the Trust in order to rebuild Vinings assets by expanding into the multifamily real estate markets through the acquisition of garden style apartment communities which are leased to middle-income residents. Current management believes that these investments will provide attractive sources of income to Vinings which will not only increase net income and provide cash available for future distributions, but will increase the value of Vinings' real estate portfolio as well.

         Currently Vinings conducts all of its operations through Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership. As of September 30, 1999, the Trust was the sole 1% general partner and an 80.94% limited partner in the Operating
         Partnership. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT").

         On April 29, 1999, the Operating Partnership offered, in a private transaction pursuant to a Securities Purchase Agreement (the "Purchase Agreement"), Series A Convertible Preferred Partnership interests (the "Preferred Units"), the proceeds from which were used to acquire thirteen multifamily communities (collectively, the "Portfolio Properties") from seventeen limited partnerships and limited liability companies. Eight of the Portfolio Properties were purchased through subsidiary partnerships of the Operating Partnership. The remaining Portfolio Properties were purchased through a joint venture structure. (See Notes 3 and 4.) As of September 30, 1999, a total of 1,988,235 Preferred Units had been issued for an aggregate purchase price of $8,450,000. (See Note 5.)

         Vinings currently owns, through wholly owned subsidiaries, ten apartment communities totaling 1,520 units and a 75,000 square foot, single story business park. In addition, Vinings holds a 20% interest in and is the general partner of an unconsolidated joint venture, which owns through subsidiary partnerships five additional apartment communities totaling 968 units. (See Note 4.) At September 30, 1999, the average occupancy of Vinings' portfolio, including the communities held by the unconsolidated joint venture, was 94 %.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------

         The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

         The minority interests of the common unitholders in the Operating Partnership (the "Common Units") reflected on the accompanying balance sheets are calculated based on the common unitholders' minority interest ownership percentage (18.06% as of September 30, 1999) multiplied by the Operating Partnership's net assets. The minority interests of the preferred unitholders on the accompanying balance sheet represent cash contributed in exchange for those units and the accrued liquidation preference of $0.21 per Preferred Unit ($175,621 at September 30, 1999). The minority interests of the common unitholders in the income or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average minority interest ownership percentage (approximately 18% for all periods presented) multiplied by income (loss) before minority interests after subtracting income allocated to the preferred partnership interests. The minority interests of the preferred unitholders on the statements of operations represents the accrued preferred 11% return on the Preferred Units ($232,375 and $390,966 for the three and nine month periods ended September 30, 1999, respectively) and the accrued pro rata liquidation preference of $0.21 per Preferred Unit ($104,382 and $175,621 for the three and nine month periods ended September 30, 1999, respectively.) (See Note 5.)

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

         Net Income (Loss) Per Share
         ---------------------------

         The following is a reconciliation of net income (loss) available to the common shareholders and the weighted average shares used in Vinings' basic and diluted net income (loss) per share computations:

                                                         For the three months         For the nine months
                                                          ended September 30,          ended September 30,
                                                       ---------------------------  -------------------------
                                                             1999         1998           1999        1998
                                                       ---------------------------  -------------------------
Net income (loss) - basic                                 $(456,822)   $(41,455)      $(721,685)   $123,791
 Minority interests in Operating Partnership:
    Preferred partnership interests                             -           -               -           -
    Common partnership interests                           (100,682)     (9,136)       (159,056)     27,613
                                                        --------------------------  -------------------------
Total minority interest                                    (100,682)     (9,136)       (159,056)     27,613
                                                        --------------------------  -------------------------

Net income (loss) - diluted                               $(557,504)   $(50,591)      $(880,741)   $151,404
                                                        ==========================  =========================

Weighted average shares - basic                           1,100,499   1,100,508       1,100,504   1,087,348
Dilutive Securities:
    Weighted average Common Units                           242,546     242,546         242,546     242,546
    Weighted average Preferred Units                            -           -               -           -
    Share options                                               -           -               -         5,067
                                                        ==========================  =========================
Weighted average shares - diluted                         1,343,045   1,343,054       1,343,050   1,334,961
                                                        ==========================  =========================

         Both common and preferred units in the Operating Partnership held by the minority unitholders are redeemable for shares of beneficial interest of the Trust ("Shares") on a one-for-one basis, or for cash, at the option of the Trust. For the three months and the nine months ended September 30, 1999 options to purchase 107,750 shares were excluded and for the three months and the nine months ended September 30, 1998 options to purchase 108,750 shares were excluded as the impact of such options was antidilutive. For the three months and the nine months ended September 30, 1999 the Preferred Units totaling 1,988,235 were also excluded as the impact of such units was antidilutive.


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


NOTE 3 - ACQUISITION

         On May 1, 1999, Vinings, through its subsidiaries, completed the acquisition of the Portfolio Properties from seventeen limited partnerships and limited liability companies. Eight of the Portfolio Properties (the "Vinings Properties") were purchased through subsidiary partnerships of the Operating Partnership. The remaining Portfolio
         Properties (the "Joint Venture Properties") were purchased through a joint venture structure. (See Note 4.)

         The Vinings Properties, totaling 1,064 units, were purchased by eight individual partnerships in each of which Vinings Holdings, Inc., a wholly owned subsidiary of the Trust, owns a .1% general partnership interest and the Operating Partnership owns a 99.9% limited partnership interest. The aggregate purchase price for the Vinings Properties was $47,665,396 (excluding closing costs), which included the assumption of debt of approximately $41,693,000 and the balance being paid in cash, which was funded by the issuance of the Preferred Units. A total of approximately $749,200 in escrows held by the mortgagees was also purchased.


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

         Vinings accounts for its investment in the Joint Venture using the equity method of accounting. The following is a summary of the results of operations of the Joint Venture and Vinings' share of the equity in the loss from the Joint Venture for the three month period from July 1, 1999 to September 30, 1999 and the five month period from May 1, 1999 to September 30, 1999:


                                                                             For the three           For the five
                                                                             months ended            months ended
                                                                             September 30,           September 30,
                                                                                 1999                     1999
                                                                          -------------------      ----------------

         Revenues                                                                $1,753,513           $ 2,944,209

         Expenses:
              Property operating and maintenance                                    799,583             1,254,519
              Depreciation and amortization                                         373,220               620,742
              Interest expense                                                      865,818             1,442,895
                                                                          ------------------      -----------------
                  Total Expenses                                                  2,038,621             3,318,156
                                                                          ------------------      -----------------

         Net loss                                                                  (285,108)             (373,947)

              Vinings' equity percentage                                               20%                  20%
                                                                          ------------------      -----------------
         Vinings' equity in loss of unconsolidated Joint Venture               $    (57,022)         $    (74,790)
                                                                          ==================      =================
         Distributions received by Vinings from Joint Venture                  $     15,760          $     15,760
                                                                          ==================      =================
         Cash flows provided by operating activities                                                  $   313,975
                                                                                                  =================
         Cash flows used in investing activities                                                      $(8,567,210)
                                                                                                  =================
         Cash flows provided by financing activities                                                  $ 8,342,098
                                                                                                  =================

        The following summarizes the balance sheet of the Joint Venture as of September 30, 1999:



                  Real estates assets, net of accumulated depreciation                                $46,542,732
                  Cash and other assets                                                                 1,898,991
                                                                                                  -----------------
                            Total assets                                                              $48,441,723
                                                                                                  =================

                  Mortgage notes payable                                                              $39,185,580
                  Other liabilities                                                                     1,183,790
                                                                                                  -----------------
                       Total liabilities                                                               40,369,370
                                                                                                  -----------------

                  Capital - Vinings                                                                     1,614,550
                  Capital - Other                                                                       6,457,802
                                                                                                  -----------------
                       Total capital                                                                    8,072,352
                                                                                                  -----------------

                           Total liabilities and capital                                              $48,441,723
                                                                                                  =================

         Mortgage notes payable held by the Joint Venture are non-recourse fixed rate notes secured by the individual properties. All of the notes except one are insured by the U.S. Department of Housing and Urban Development ("HUD") and therefore distributions from the properties are subject to "surplus cash" as defined by HUD. The maturity dates of the notes payable range from June 2007 to November 2037 and interest rates range from 8.00% to 8.75%.

NOTE 5 - SHAREHOLDERS' EQUITY AND PREFERRED PARTNERSHIP INTERESTS

         On April 29, 1999, the Operating Partnership offered in a private transaction Preferred Units. The holders of Preferred Units are entitled to receive cumulative preferential cash distributions at the per annum rate of $0.4675 per Preferred Unit. Upon the occurrence of certain triggering events, the holders of Preferred Units are entitled to receive, in addition to an amount equal to any accumulated and unpaid distributions on such holder's Preferred Units, a liquidation preference of $4.46 per Preferred Unit, or, if any such triggering event occurs prior to one year from the date of issuance $4.25 per Preferred Unit.

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

         As of September 30, 1999, a total of 1,988,235 Preferred Units had been issued for an aggregate purchase price of $8,450,000. The Operating Partnership used the proceeds of such sales of Preferred Units to pay the cash consideration for the Operating Partnership's interests in the property partnerships that acquired the Vinings Properties, and its interest in the Joint Venture. (See Notes 3 and 4.)

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

NOTE 6 - NOTES PAYABLE

         Mortgage Notes Payable
         ----------------------

         Mortgage notes payable were secured by the following apartment communities at September 30, 1999 and December 31, 1998, as follows:


                                                      Fixed Interest
                                                        Rate as of            Principal Balance as of
                                    Maturity            9/30/99              9/30/99           12/31/98
                                  ------------      -----------------   ------------------ ----------------
        The Thicket                07/01/2003            9.04 %          $ 7,216,585        $ 7,262,759
        Windrush                   07/01/2024            7.50 %            6,307,177          6,377,306
        Cottonwood                 10/01/2036            8.875%            4,687,989                -
        Delta Bluff                08/01/2036            9.25 %            6,208,578                -
        Foxgate I                  06/01/2037            8.50 %            6,604,571                -
        Hampton House              08/01/2037            8.50 %            5,173,990                -
        Heritage Place             10/01/2036            8.75 %            3,144,710                -
        Northwoods                 06/01/2034            8.75 %            4,487,885                -
        River Pointe               01/01/2037            8.625%            5,986,952                -
        Trace Ridge                07/01/2036            8.50 %            5,335,401                -
                                                                     ------------------ ----------------

             Total                                                       $55,153,838        $13,640,065
                                                                     ================== ================

         All of the notes except The Thicket are insured by HUD and therefore distributions from the properties are subject to "surplus cash" as defined by HUD.

         Scheduled maturities of the mortgage notes payable as of September 30, 1999 are as follows:

                        1999              $    78,915
                        2000                  332,715
                        2001                  361,792
                        2002                  393,425
                        2003                7,314,761
                        Thereafter         46,672,230
                                         -------------
                        Total             $55,153,838
                                         =============



         Line of Credit
         --------------

         On June 28, 1998 Vinings renewed its line of credit in the amount of $2,000,000 for six months, which expired on December 28, 1998. Vinings did not renew the line of credit and on February 4, 1999 one of the independent Trustees purchased the line of credit from the bank and Vinings paid interest to the Trustee monthly at the annual rate of 8.50% from such date through April 27, 1999, at which time Vinings obtained a new line of credit in the amount of $2,000,000 from a financial institution. The independent Trustee who purchased the line of credit was repaid in full on April 27, 1999. The interest rate on the line of credit is one percent over prime as posted in The Wall Street Journal, which was 9.25% at September 30, 1999. The principal balance of the line of credit as of September 30, 1999 was $976,000 and the maturity date is April 27, 2000.

NOTE 7 - RELATED PARTY TRANSACTIONS

         On January 1, 1999, Vinings entered into management agreements with VIP Management, LLC ("VIP"), an affiliate of the officers, who are also Trustees of Vinings, to provide property management services for a fee equal to varying percentages ranging from three and one half to six percent of gross revenues, plus a fee for data processing. Prior to January 1, 1999, Vinings had entered into management agreements with Vinings Properties, Inc., also an affiliate of the officers of Vinings, to provide property management services on substantially the same terms as the current agreements. In addition, as a commitment to the rebuilding of Vinings, prior to 1998 The Vinings Group, Inc., the parent corporation of Vinings Properties, Inc. (collectively with VIP, "The Vinings Group"), provided numerous services at no cost to Vinings relating to administration, acquisition, and capital and asset advisory services. Certain direct costs paid on Vinings' behalf were reimbursed to The Vinings Group. Beginning January 1, 1998 the Vinings Group has charged Vinings for certain overhead charges. Beginning August 1, 1999, the Trust has also paid for its own rent, administrative and other overhead charges as well as salaries for the officers and other employees providing services to Vinings.

         The following table reflects payments made to The Vinings Group:

                                                 Three months                       Nine months
                                              ended September 30,               ended September 30,
                                             1999           1998               1999            1998
                                         -------------- -------------     ---------------- -------------

 Vinings
      Management fees                       $126,036         $61,449          $281,497         $161,656
      Data processing fees                    14,288           6,840            36,480           20,520
      Overhead reimbursements                 17,750          44,250           124,250           96,750
                                         ============== =============     ================ =============
           Total                            $158,074        $112,539          $442,227         $278,926
                                         ============== =============     ================ =============

 Joint Venture
      Management fees                        $77,400             -            $126,036              -
      Data processing fees                    14,520             -              24,200              -
                                         ============== =============     ================ =============
            Total                            $91,920             -            $150,236              -
                                         ============== =============     ================ =============

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


NOTE 8 - DISTRIBUTIONS

         On August 6, 1999, Vinings declared a dividend of five cents per share which was paid September 1, 1999 to shareholders of record on August 16, 1999. Vinings intends to continue to pay distributions to shareholders in amounts at least sufficient to enable the Trust to qualify as a REIT. (See Note 2.)

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


NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

         Vinings paid interest of $2,453,449 and $998,829 for the nine months ended September 30, 1999 and 1998, respectively. In connection with the acquisition of the Vinings Properties, Vinings assumed mortgage indebtedness totaling $41,692,503.

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

Currently Vinings conducts all of its operations through Vinings Investment Properties, L.P. (the "Operating Partnership"). As of September 30, 1999, the Trust was the sole 1% general partner and an 80.94% limited partner in the Operating Partnership. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT").

On April 29, 1999, the Operating Partnership offered, in a private transaction pursuant to a Securities Purchase Agreement (the "Purchase Agreement"), Series A Preferred Partnership interests (the "Preferred Units"). See Note 5 to Vinings' September 30, 1999 Condensed Consolidated Financial Statements. As of September 30, 1999, a total of 1,988,235 Preferred Units had been issued for an aggregate purchase price of $8,450,000, the proceeds from which were used to acquire thirteen multifamily communities (collectively, the "Portfolio Properties") from seventeen limited partnerships and limited liability companies. Eight of the Portfolio Properties (the "Vinings Properties") were purchased through subsidiary partnerships of the Operating Partnership. The remaining Portfolio Properties (the "Joint Venture Properties") were purchased through a joint venture in which the Operating Partnership has a 20% limited partner interest and is the general partner (the "Joint Venture"). See Notes 3 and 4 to Vinings' September 30, 1999 Condensed Consolidated Financial Statements.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements of Vinings and the notes thereto.


Results of Operations
---------------------

Rental and other property revenues increased $2,038,181 or 199%, from $1,022,942 for the three months ended September 30, 1998 to $3,061,123 for the same period in 1999, and $3,314,045 or 108%, from $3,061,667 for the nine months ended September 30, 1998 to $6,375,712 for the same period in 1999. This increase is due primarily to the revenues generated in connection with the Trust's ownership of the Vinings Properties for the five months ended September 30, 1999, which were not in Vinings' portfolio during 1998. There were slight increases to Windrush and Thicket's rental and other property revenues for the three and nine months ended September 30, 1999.

Other income increased $4,551 from $316 for the three months ended September 30, 1998 to $4,867 for the same period of 1999, and $21,192 from $1,945 for the nine months ended September 30, 1998 to $23,137 for the same period in 1999. The increase for the three months ended September 30, 1999 was due to interest earned mainly on security deposit escrow accounts. The increase for the nine months ended September 30, 1999 was due to interest earned on earnest money deposits held in escrow in connection with the acquisition of the Portfolio Properties, and security deposit escrow accounts.

Property operating and maintenance expense increased by $793,700, or 194%, from $409,629 for the three months ended September 30, 1998, to $1,203,329 for the same period in 1999, and $1,234,138, or 102%, from $1,213,273 for the nine months ended September 30, 1998 to $2,447,411 for the same period in 1999. Of this increase, $1,267,041 was due to expenses generated in connection with the Trusts' ownership of the Vinings Properties for the five months ended September 30, 1999, which were not in Vinings' portfolio during 1998. This increase was offset by a decrease in operating expenses of $15,782 for the three months and $32,904 for the nine months ended September 30, 1999, due primarily to savings in Thicket's cable TV and salary and benefits incurred in 1998.

Depreciation and amortization increased by $399,075 or 244% from $163,482 for the three months ended September 30, 1998 to $562,557 for the same period in 1999, and $673,722 or 140%, from $482,706 for the nine months ended September 30, 1998 to $1,156,428 for the same period in 1999. This increase is due primarily to depreciation generated in connection with the Trusts' ownership of the Vinings Properties for the five months ended September 30, 1999, which were not in Vinings' portfolio during 1998. There was a slight increase in Windrush and Thicket's depreciation due to additional capital expenditures.

Amortization of deferred financing costs increased by $7,310 or 95% from $7,726 for the three months ended September 30, 1998 to $15,036 for the same period in 1999, and $12,184 or 53% from $23,177 for the nine months ended September 30, 1998 to $35,361 for the same period in 1999, due to costs incurred in connection with the refinancing of the line of credit.

Interest expense increased $933,539, or 277%, from $337,114 for the three months ended September 30, 1998 to $1,270,653 for the same period in 1999, and $1,560,207, or 156%, from $998,829 for the nine months ended September 30, 1998 to $2,559,036, for the same period in 1999, due primarily to the mortgage interest generated in connection with the Trusts' ownership of the Vinings Properties for the five months ended September 30, 1999, which were not in the Vinings' portfolio during 1998. In addition, interest on Vinings' line of credit decreased slightly due to the reduced balance on the line of credit. Windrush and Thicket had slight decreases in interest expense due to mortgage amortization.

General and administrative expense increased $22,718 or 15%, from $155,422 for the three months ended September 30, 1998 to $178,140 for the same period in 1999, and decreased $15,156, or 3% from $455,133 for the nine months ended September 30, 1998 to $439,977 for the same period in 1999. For the three months ended September 30, 1999, this increase consists of: (1) compensation expense relating to the direct payment of Trust associates totaling $69,570; and (2) rent expense totaling $5,000. This increase is offset by the following decreases: (1) professional fees totaling $14,450; (2) corporate communication and investor relations costs totaling $15,900; (3) overhead reimbursements totaling $19,000 as these expenses were eliminated when the Trust began paying direct associate salaries; and (4) abandoned projects totaling $4,100. For the nine months ended September 30, 1999, the decrease consists of: (1) $10,430 in compensation expense consisting of $69,570 relating to the direct payment of Trust associates less $80,000 in Restricted Stock awarded on July 1, 1998; (2) corporate communications and investor relations costs totaling $32,300; (3) travel expense totaling $9,200; and (4) professional fees totaling $6,200; This decrease is offset by the following increases: (1) overhead reimbursements totaling $35,000; (2) rent expense totaling $5,000 and (3) trustee expense totaling $4,660.

The Unusual item of $476 for the three months and ($260,910) for the nine months ended September 30, 1998, relates to cost incurred, net of settlement proceeds, in connection with litigation involving an acquisition in which the seller breached its contract with the Trust. There were no costs incurred in this regard during the three months or nine months ended September 30, 1999.


Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities increased $156,664 or 35%, from $449,743 for the nine months ended September 30, 1998 to $606,407 for the nine months ended September 30, 1999. This increase is due primarily to the Trust's ownership of the Vinings Properties for the five months ended September 30, 1999, which were not in the Trust's portfolio during 1998.

Cash flows used in investing activities are made up of the following items: (1) the cash used to purchase the Vinings Properties during the second quarter of 1999 totaling $6,066,073; (2) the cash investment in the Joint Venture totaling $1,705,100 during the second quarter of 1999; (3) cash advances from the Joint Venture relating to the acquisition of the Joint Venture Properties totaling $363,837; (4) distributions received from the Joint Venture in the third quarter of $15,760; and (5) cash used for capital expenditures at the properties, which increased $176,417 or 146%, from $120,779 for the nine months ended September 30, 1998 to $297,196 for the nine months ended September 30, 1999 due primarily to the ownership of the Vinings Properties for the five months ended September 30, 1999, which were not in Trust's portfolio during 1998.

Cash flows provided by financing activities increased by $6,988,499 for the nine months ended September 30, 1999 as compared to the same period in 1998. Of this increase, $8,450,000 was provided by the issuance of the Preferred Units, which was offset by cash used for: (1) deferred financing costs totaling $29,242 relating to the refinancing of the line of credit during the second quarter of 1999; (2) cash used to make principal repayments on the line of credit totaling $1,024,000 during the first nine months of 1999 as compared to draw downs on the line of credit totaling $281,796 for the same period during 1998; (3) cash used to make principal repayments on mortgage notes payable totaling $178,730 during the first nine months of 1999 as compared to principal repayments on mortgage notes payable totaling $107,274 for the same period during 1998; and (4) distributions to common shareholders totaling $55,021.

The cash held by Vinings at September 30, 1999, plus the cash flow from Vinings' assets, including the investment in the Joint Venture, is expected to provide sources of liquidity to allow Vinings to meet all current operating obligations. Management plans to continue ongoing discussions with capital sources, both public and private, as well as explore financing alternatives, so as to allow the Trust to continue to expand and grow its income producing investments.


Year 2000
---------

The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

The "Year 2000 issue" is the phrase used to describe the various problems caused from the improper processing of dates and date sensitive information by computers and other machinery and equipment. The Year 2000 issue is the result of many computer programs recognizing a date ending with "00" as the year 1900 rather than the year 2000, causing potential system failures or miscalculations which could result in disruptions of normal business operations. Vinings is continuing its assessment of the potential impact Year 2000 will have on its operations. A compliance program has been implemented, to (1) determine Vinings' state of readiness for the Year 2000, including the Trust's information technology ("IT") systems, its non-IT systems and the state of readiness of Vinings' material suppliers and third party vendors; (2) assess where potential risks may occur, recognizing that date sensitive systems may fail at different points in time depending on their function, and prioritize those risks; (3) determine what steps need to be taken in order to bring remaining software, hardware and systems, including embedded systems, into Year 2000 compliance; (4) implement, test and re-evaluate all solutions in time to minimize any significant detrimental effects on operations; and (5) determine a contingency plan in the event that the Trust or any of its material suppliers or third party vendors will not be Year 2000 compliant (the "Compliance Program").

Vinings believes that most of its computer systems and related software are already Year 2000 compliant. These systems include the on-site resident management software and associated hardware as well as corporate financial and accounting software and related hardware. The costs incurred to date for new on-site hardware and software total approximately $72,000. The financial and accounting systems are shared with The Vinings Group. The costs incurred to upgrade these systems total approximately $70,000 and are in the form of monthly lease payments of $1,178, which expire in November 2002. Currently these lease payments are a shared cost between the Trust and The Vinings Group. Any additional costs to upgrade or modify these systems are not expected to be material.

Vinings is continuing its process of determining whether its other operational systems are Year 2000 compliant. These systems include administrative systems as well as mechanical systems. Vinings has been in contact with the suppliers and manufacturers of these systems and believes that all material systems within its control will be Year 2000 compliant by December 31, 1999. However, Vinings cannot determine at this time the potential impact on the Trust's financial condition and results of operations if any of these systems were not compliant.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Vinings is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, Vinings manages exposures through its regular operating and financing activities.
Vinings does not use financial instruments for trading or other speculative purposes. Vinings is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 6 to Vinings' September 30, 1999 Condensed Consolidated Financial Statements. All of Vinings' borrowings are under fixed rate instruments, except the line of credit, which is at prime plus 1%. As of September 30, 1999 Vinings exposure to market risk has changed due to the acquisition of the Vinings Properties and the assumption of the related mortgage indebtedness. However, Vinings has determined that there is no material market risk exposure to its consolidated financial position, results of operations or cash flows due to changes in interest rates because of the fixed rate nature of its long-term debt.

The following table presents principal reductions and related weighted average interest rates by year of expected maturity for Vinings' debt obligations as of September 30, 1999 and should be read in conjunction with Vinings' December 31, 1998 SEC form 10-K:



                                                                                                           Fair Value
                                                                                  There-                    September
(In Thousands)                   1999      2000       2001    2002       2003      after        Total        30, 1999
----------------------------------------------------------------------------------------------------------------------

Principal Reductions
  In Mortgage Notes           $    79      $333       $362    $393     $7,315    $46,672      $55,154       $55,154

Average Interest Rates          8.63%     8.63%      8.63%   8.63%      8.63%      8.58%        8.63%         8.63%

Line Of Credit                $   976       -         -         -         -           -       $   976       $   976

Interest Rate                   9.25%       -         -         -         -           -         9.25%         9.25%

----------------------------------------------------------------------------------------------------------------------

                                     PART II


                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 - Third Amended and Restated Declaration of Trust of the Trust effective July 1, 1999 (filed herewith)

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


                           Vinings Investment Properties Trust



                            By: /s/ Stephanie A. Reed
                                ----------------------------
                                Stephanie A. Reed
                                Vice President and Treasurer



Dated:   November 15, 1999