Form 10-K
period 1999-12-31
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 2000-03-30
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 1999      Commission file number 0-13693


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                       ------------------------------------
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



             Common Shares of Beneficial Interest without par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Based on the average bid and asking price on March 1, 2000 the aggregate market value of the Registrant's common shares of beneficial interest held by non-affiliates of the Registrant was $1,353,638.

The number of shares outstanding as of March 15, 2000 was 1,100,491.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Trust's Proxy Statement relating to its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                               INDEX TO FORM 10-K
                        ----------------------------------

PART I........................................................................3
    ITEM 1   -  Business......................................................3
    ITEM 2   -  Properties....................................................6
    ITEM 3   -  Legal Proceedings.............................................7
    ITEM 4   -  Submission of Matters to a Vote of Shareholders...............7

PART II.......................................................................8
    ITEM 5   -  Market for Registrant's Shares of Beneficial Interest.........8
    ITEM 6   -  Selected Financial Information................................9
    ITEM 7   -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................10
    ITEM 7A  -  Quantitative and Qualitative Disclosures About Market Risk ...15
    ITEM 8   -  Financial Statements and Supplementary Data...................16
    ITEM 9   -  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...........................16

PART III......................................................................17
    ITEM 10 -  Directors and Executive Officers of the Registrant.............17
    ITEM 11 -  Executive Compensation.........................................17
    ITEM 12 -  Security Ownership of Certain Beneficial Owners
               and Management.................................................17
    ITEM 13 -  Certain Relationships and Related Transactions.................17

PART IV.......................................................................18
    ITEM 14 -  Exhibits, Financial Statements and Schedule and
               Reports on Form 8-K............................................18

Signatures ...................................................................21

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


                                     PART I
                                     ------

ITEM 1 - BUSINESS
-----------------

General Development of Business
-------------------------------

Vinings Investment Properties Trust ("Vinings" or the "Trust") was organized on December 7, 1984 as a mortgage real estate investment trust ("REIT") whose original plan was to liquidate within approximately ten years. On February 28, 1996, Vinings Investment Properties, Inc. completed a tender offer to acquire control of the Trust in order to rebuild Vinings assets by expanding into the multifamily real estate markets through the acquisition of garden style apartment communities which are leased to middle-income residents. Current management believes that these investments have the potential to provide attractive sources of income to Vinings which will not only increase net income and provide cash available for future distributions, but will increase the value of Vinings' real estate portfolio as well.

Currently Vinings conducts all of its operations through Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership. As of December 31, 1999, the Trust was the sole 1% general partner and an 80.94% limited partner in the Operating Partnership. (This structure is commonly referred to as an umbrella partnership REIT or an "UPREIT").

On April 29, 1999, the Operating Partnership offered, in a private transaction pursuant to a Securities Purchase Agreement, Series A Convertible Preferred Partnership interests (the "Preferred Units"), the proceeds from which were used to acquire thirteen multifamily communities (collectively, the "Portfolio Properties") from seventeen limited partnerships and limited liability companies. Eight of the Portfolio Properties were purchased through subsidiary partnerships of the Operating Partnership. The remaining Portfolio Properties were purchased through a joint venture structure. (See Notes 3 and 4 to Vinings' December 31, 1999 Consolidated Financial Statements.) As of December 31, 1999, a total of 1,988,235 Preferred Units had been issued for an aggregate purchase price of $8,450,000. (See Note 5 to Vinings' December 31, 1999 Consolidated Financial Statements.) On March 15, 2000 the Board of Trustees voted to convert the Preferred Units into a newly created class of preferred shares of beneficial interest in Vinings, and consequently authorized the issuance of 1,988,235 preferred shares with the same rights, preferences and privileges as the Preferred Units (the "Preferred Shares"). (See Note 15 to Vinings' December 31, 1999 Consolidated Financial Statements.)

Vinings currently owns, through wholly owned subsidiaries, ten apartment communities totaling 1,520 units and a 75,000 square foot, single story business park. In addition, Vinings holds a 20% interest in and is the general partner of an unconsolidated joint venture, which owns through subsidiary partnerships five additional apartment communities totaling 968 units. (See Note 4 to Vinings' December 31, 1999 Consolidated Financial Statements.) At December 31, 1999, the average occupancy of Vinings' portfolio, including the communities held by the unconsolidated joint venture, was 94%.

Effective March 1, 2000, 628,927 shares of Vinings were purchased in a privately negotiated transaction by the officers, one of their affiliates and an affiliate of one of the Trustees from a limited number of shareholders, which included three of the Trustees and certain of their affiliates (the "Stock Transaction"). In connection with the transaction, the three selling Trustees -- James D. Ross, Martin H. Petersen and Gilbert H. Watts, Jr. -- resigned from the Board of Trustees.

Vinings has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, Vinings will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its shareholders and satisfies certain other requirements.

As a result of the Stock Transaction, fewer than five shareholders own in excess of 50% of the equity in Vinings. On March 15, 2000, the Board of Trustees voted to waive the ownership limitations in Vinings' Declaration of Trust with respect to shareholders acquiring shares in the Stock Transaction as well as with respect to certain holders of Preferred Units who will be acquiring Preferred Shares. The Board is currently considering whether it is in the best interests of shareholders for Vinings to continue to qualify as a REIT for federal income tax purposes in light of the restrictions imposed on Vinings in order for it to qualify as a REIT. To maintain its REIT status, Vinings would be required to effect a change in its ownership structure prior to June 30, 2000. However, there can be no assurances that the Trust will be successful in effecting such a change prior to June 30, 2000.

Presently, the Board does not believe that there would be negative tax consequences to the shareholders should Vinings lose its REIT status due to the fact that the Trust is not currently generating taxable income. However, management is continuing to investigate all alternatives for maintaining REIT status as well as all consequences to the shareholders should Vinings lose its REIT status.

Vinings' executive offices are located at 3111 Paces Mill Road, Suite A-200, Atlanta, Georgia 30339, and its phone number is (770) 984-9500.


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

In the past, Vinings has reviewed each real estate investment in its portfolio on a quarterly basis. Management plans to continue this review as well as to carefully review each acquisition to insure that Vinings makes sound investments on behalf of its shareholders. In this regard, Vinings' Board has established an Acquisition Committee that must review and approve each potential acquisition based on certain investment criteria before it is presented to the Board for final approval.


Growth and Expansion Strategy
-----------------------------

Management intends to implement its growth and expansion strategy by targeting properties that have been under managed and/or under maintained, and purchase such properties at a price which is below replacement cost. Through strategic value added and return oriented capital improvements and intensive property management, the Trust believes that cash flow, and in turn value, will be increased. These properties may be acquired either for cash, through debt financing, in exchange for shares of beneficial interest in the Trust or for partnership units in its Operating Partnership or any combination thereof. In addition, the Trust may seek to raise capital through private offerings for specific acquisitions or may seek to grow through mergers or combinations with other real estate companies whose objectives and goals are similar to its own.


Competition
-----------

Vinings competes with a number of housing alternatives for its residents including other multifamily communities and single family homes available for rent as well as purchase. This competition varies greatly from market to market depending on the location of each community and the alternative housing available in that particular area. This competition could have an effect not only on the properties' ability to lease rental units but also on the rents charged.

Vinings also competes with other investors for potential acquisitions, including other REITs as well as other private real estate companies, some of which may have greater resources with which to purchase projects that the Trust may be interested in acquiring. Vinings also competes with these companies for its source of equity, whether from the public markets or from private investors, which could have an impact on Vinings' ability to acquire property in the future.


Advisory and Property Management Services
-----------------------------------------

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

In addition,  as a commitment to the  rebuilding  of Vinings,  prior to 1998 The
Vinings Group, Inc., the parent corporation of Vinings Properties, Inc. (collectively with VIP, "The Vinings Group"), provided numerous services at no cost to Vinings relating to administration, acquisition, and capital and asset advisory services. Certain direct costs paid on Vinings' behalf were reimbursed to The Vinings Group. Beginning January 1, 1998, The Vinings Group has charged Vinings for certain overhead charges. Beginning August 1, 1999, the Trust has also paid for its pro-rata share of rent, administrative and other overhead charges, which includes reimbursing The Vinings Group for a pro-rata portion of salaries and benefits for the officers and other employees providing services to Vinings.

Employees
---------

Vinings does not currently hire its own employees, as The Vinings Group has been providing services to the Trust as described above. In addition, The Vinings Group, as managing agent, provides on-site property management services for the Trust and during fiscal 1999, the Trust paid a total of $265,280 to The Vinings Group for these services. At December 31, 1999, Vinings, through its managing agent, had engaged 43 associates who performed on-site management services for the communities and were paid with funds generated from the properties.


Environmental Policy
--------------------

Investments in real property create a potential for environmental liability on the part of the Trust. Owners of real property may be held liable for all costs and liabilities relating to hazardous substances present on or emanating from their properties. Current management assesses on an as needed basis, measures that may need to be taken to comply with environmental laws and regulations. In the event that there is a potential of environmental responsibility, the costs to comply with environmental laws and regulations would be estimated at that time. At December 31, 1999, Vinings was not aware of any potential environmental contamination relating to investments in its portfolio.


ITEM 2 - PROPERTIES
-------------------

As of December 31, 1999, Vinings directly owned ten apartment communities and a single-story business park, Peachtree. While Vinings still owns Peachtree, it intends to continue investing only in multifamily communities. Vinings' directly owned real estate investments are summarized below by property:

                                 Date        No.      Amount of     Occupancy at
   Owned Properties            Acquired     Units    Investment       12/31/99
   ----------------            --------     -----      --------     ------------
 Cottonwood Apartments         05/01/99      120    $ 4,915,643          96%
 Delta Bluff Apartments        05/01/99      152      7,147,327          92%
 Foxgate Apartments            05/01/99      160      7,527,293          94%
 Hampton House Apartments      05/01/99      128      5,869,095          96%
 Heritage Place Apartments     05/01/99       80      3,314,055          95%
 Northwood Place Apartments    05/01/99      136      5,741,989          90%
 River Pointe Apartments       05/01/99      152      7,156,034         100%
 Trace Ridge Apartments        05/01/99      136      5,479,482          94%
 The Thicket Apartments        06/28/96      254      7,713,183          97%
 Windrush Apartments           12/19/97      202      7,378,876          98%
 Peachtree Business Center     04/12/90      N/A      2,167,217         100%
                                           -----    -----------     ------------
 Totals                                    1,520    $64,410,194          96%
                                           =====    ===========     ============

In addition as of December 31, 1999, Vinings was the general partner of and owned a 20% interest in an unconsolidated Joint Venture, which owned five apartment communities summarized as follows:

      Joint Venture              Date        No.      Amount of     Occupancy at
       Properties              Acquired     Units    Investment       12/31/99
 -------------------------     --------     -----   -----------     ------------
 Bradford Place Apartments     05/01/99      240    $11,242,296          96%
 Cambridge  Apartments         05/01/99      120      5,778,944          83%
 The Landings Apartments       05/01/99      120      6,245,084          75%
 Riverchase Apartments         05/01/99      280     14,420,506          92%
 Southwind Apartments          05/01/99      208      8,529,058          94%
                                            ----    -----------     ------------
 Totals                                      968    $46,215,888          90%
                                            ====    ===========     ============


The above investment amounts are net of accumulated depreciation. All of the properties are encumbered by fixed rate mortgage loans, except for Peachtree Business Center, which serves as security for the line of credit. Vinings incorporates herein by reference the description of owned real property on
Schedule III and the notes thereto.


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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
--------------------------------------------------------

No matters were submitted to a vote of the Trust's shareholders during the fourth quarter of fiscal 1999.

                                     PART II
                                     -------


ITEM 5 - MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST
---------------------------------------------------------------------

Stock Quotation
---------------

Vinings' common shares of beneficial interest are currently traded on the over-the-counter Bulletin Board under the symbol "VIPIS." On March 1, 2000, the closing sales price for Vinings' common shares, as reported on the over-the-counter Bulletin Board, was $4.97.


Market Information
------------------

The high and low sales prices for each quarterly period during fiscal 1999 and fiscal 1998, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions, are as follows:

                   ------------------       ------------------
                          1999                     1998
                   ------------------       ------------------
Quarter Ended       High        Low          High        Low
-------------      ------      ------       -------     -----
March 31           4 5/16      3 1/2           5        3 1/4
June 30            4 3/8       3 9/16          5          3
September 30       4 3/8         4           5 7/8      3 3/4
December 31        4 5/8         4           4 3/4      3 7/8


Dividends
---------

Vinings intends to pay distributions to shareholders in amounts at least sufficient to enable the Trust to qualify as a REIT. For fiscal year 1999, the Trust declared cash distributions per share as shown below. Vinings did not declare or pay any cash distributions during fiscal 1998. For a discussion of the federal income tax consequences of these distributions, refer to Note 8 of Vinings' December 31, 1999, Consolidated Financial Statements.

-----------    ------------   ------------
   Record         Payment       Dividend
    Date           Date          Amount
-----------    ------------   ------------
   8/16/99         9/1/99         $0.05
  11/26/99        12/8/99         $0.05


Sales of Unregistered Securities
--------------------------------

On April 29, 1999, the Operating Partnership offered Preferred Units in a private transaction. The holders of Preferred Units are entitled to receive cumulative preferential cash distributions at the per annum rate of $0.4675 per Preferred Unit. Under certain circumstances, the holders of Preferred Units may convert any part or all of such Preferred Units into common units, common shares, or shares of preferred interests of Vinings. As of December 31, 1999, a total of 1,988,235 Preferred Units had been issued for an aggregate purchase price of $8,450,000. On March 15, 2000, the Board of Trustees voted to convert the Preferred Units and concurrently authorized the issuance of 1,988,235 Preferred Shares. For more information with respect to such sale, refer to our current report on Form 8-K, filed on May 10, 1999. (See Note 15 to Vinings' December 31, 1999, Consolidated Financial Statements.)


Holders
-------

Vinings had 660 holders of record of its common shares of beneficial interest as of March 21, 2000.

ITEM 6 - SELECTED FINANCIAL INFORMATION

The following table sets forth selected financial information for Vinings and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as Vinings' December 31, 1999 Consolidated Financial Statements, which are made a part of this report. All share and per share information have been restated to reflect the 1-for-8 reverse share split on July 1, 1996.


                                                                      For the year ended December 31,
                                                -----------------------------------------------------------------------------
                                                     1999             1998            1997           1996            1995
                                                --------------   -------------    ------------   ------------    ------------

Revenues                                          $ 9,341,144     $ 4,102,003     $ 2,478,824    $ 1,796,917     $ 3,244,908
Expenses                                            9,898,237       3,998,110       3,146,005      2,580,195       1,779,475
                                                --------------   -------------    ------------   ------------    ------------
Income (loss) before loss on
    real estate investments                          (557,093)        103,893        (667,181)      (783,278)      1,465,433
Loss on real estate investments                             -               -               -        (26,800)       (886,887)
                                                --------------   -------------    ------------   ------------    ------------
Income (loss) before equity in loss of
   unconsolidated Joint Venture and minority
   interests                                         (557,093)        103,893        (667,181)      (810,078)        578,546

Equity in loss of unconsolidated Joint Venture       (137,366)              -               -              -               -
                                                --------------   -------------    ------------   ------------    ------------
Income (loss) before minority interests              (694,459)        103,893        (667,181)      (810,078)        578,546

Less Minority interests in Operating Partnership:
    Preferred partnership interests                  (903,344)              -               -              -               -
    Common partnership interests                      288,553         (18,900)          5,464              -               -
                                                --------------   -------------    ------------  -------------    ------------
Net income (loss)                                 $(1,309,250)       $ 84,993     $  (661,717)   $  (810,078)    $   578,546
                                                ==============   =============    =============  ============    ============


Net income (loss) per share - basic and diluted        $(1.19)          $0.08          $(0.61)        $(0.75)         $ 0.54
                                                ==============   =============    ============   ============    ============

Weighted average shares outstanding - basic         1,100,501       1,090,701       1,080,513      1,080,528       1,080,625
                                                ==============   =============    ============   ============    ============

Weighted average shares outstanding - diluted       1,343,047       1,336,391       1,089,435      1,080,528       1,080,625
                                                ==============   =============    ============   ============    ============


Dividends declared and paid:
Ordinary income                                         $  -          $ -             $ -             $   -           $   -
Return of capital                                        0.10           -               -              16.88           12.24
                                                --------------   -------------    ------------   ------------    ------------
Total dividends declared and paid                       $0.10         $ -             $ -             $16.88          $12.24
                                                ==============   =============    ============   ============    ============


Total assets                                      $69,114,314     $19,148,178     $18,989,558    $11,519,469     $21,878,357
                                                ==============   =============    ============   ============    ============
Shareholders' equity                              $ 1,007,617     $ 2,426,972     $ 2,268,803    $ 2,232,548     $21,284,112
                                                ==============   =============    ============   ============    ============


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

OVERVIEW
--------

Vinings Investment Properties Trust ("Vinings" or the "Trust") was organized on December 7, 1984 as a mortgage real estate investment trust ("REIT") whose original plan was to liquidate within approximately ten years. On February 28, 1996, Vinings Investment Properties, Inc. completed a tender offer to acquire control of the Trust and to rebuild Vinings' assets by expanding into the multifamily real estate markets through the acquisition of garden style apartment communities which are leased to middle-income residents. Current management believes that these investments will provide attractive sources of income to Vinings that will not only increase net income and provide cash available for future distributions, but will increase the value of Vinings' real estate portfolio as well.

Currently Vinings conducts all of its operations through Vinings Investment Properties, L.P. (the "Operating Partnership"). As of December 31, 1999, the Trust was the sole 1% general partner and an 80.94% limited partner in the Operating Partnership. (This structure is commonly referred to as an umbrella partnership REIT or an "UPREIT").

On April 29, 1999, the Operating Partnership offered, in a private transaction pursuant to a Securities Purchase Agreement, Series A Preferred Partnership interests (the "Preferred Units"). See Note 5 to Vinings' December 31, 1999 Consolidated Financial Statements. As of December 31, 1999, a total of 1,988,235 Preferred Units had been issued for an aggregate purchase price of $8,450,000, the proceeds from which were used to acquire thirteen multifamily communities (collectively, the "Portfolio Properties") from seventeen limited partnerships and limited liability companies. Eight of the Portfolio Properties (the "Mississippi Properties") were purchased through subsidiary partnerships of the Operating Partnership. The remaining Portfolio Properties (the "Joint Venture Properties") were purchased through a joint venture in which the Operating Partnership has a 20% limited partner interest and is the general partner (the "Joint Venture"). See Notes 3 and 4 to Vinings' December 31, 1999 Consolidated Financial Statements.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements of Vinings and the notes thereto.


RESULTS OF OPERATIONS
---------------------

Comparison of Operating Results of 1999 to Operating Results of 1998
--------------------------------------------------------------------

Total revenues increased $5,239,141 or 128%, from $4,102,003 to $9,341,144,  due primarily to the fact that Vinings continued its growth and expansion with the acquisition of the Mississippi Properties on May 1, 1999.

Rental and other property revenues increased $5,209,287, or 127%, from $4,099,920 to $9,309,207. $5,123,614 of this increase was due to the revenues generated in connection with the Trust's ownership of the Mississippi Properties for the eight months ended December 31, 1999, which were not in Vinings' portfolio during 1998. There were also increases to Windrush and Thicket's rental and other property revenues of $56,616 and $26,068, respectively.

Interest and other income increased $29,854 from $2,083 to $31,937. This increase was due primarily to interest earned on earnest money deposits held in escrow in connection with the acquisition of the Mississippi Properties, and interest earned on replacement reserve accounts.

Property operating and maintenance expense increased by $1,961,172, or 119%, from $1,652,207 to $3,613,379. Of this increase, $2,037,188 was due to expenses generated in connection with the Trust's ownership of the Mississippi Properties for the eight months ended December 31, 1999, which were not in Vinings' portfolio during 1998. This increase was offset by decreases in operating expenses totaling $76,016, of which $47,651 was due primarily to savings in Thicket's cable TV expense and salary and benefits expense and $23,736 was due to reduced maintenance expense, utilities and commissions at Peachtree.

Depreciation and amortization increased by $1,065,753, or 165%, from $647,760 to $1,713,513. This increase is due primarily to depreciation generated in connection with the Trust's ownership of the Mississippi Properties for the eight months ended December 31, 1999, which were not in Vinings' portfolio during 1998. There was a slight increase in Windrush and Thicket's depreciation due to capital additions.

Amortization of deferred financing costs increased by $19,495, or 63%, from $30,903 to $50,398, due to costs incurred in connection with the refinancing of the line of credit.

Interest expense increased  $2,503,241,  or 188%, from $1,329,277 to $3,832,518, due primarily to the mortgage interest generated in connection with the Trust's ownership of the Mississippi Properties for the eight months ended December 31, 1999, which were not in the Vinings' portfolio during 1998. In addition, interest on Vinings' line of credit decreased slightly due to the reduced balance on the line of credit during fiscal 1999. Windrush and Thicket had slight decreases in interest expense due to principal amortization.

General and administrative expense increased $89,556, or 15%, from $598,873 to $688,429. This increase consists of: (1) overhead allocations paid to The Vinings Group totaling $58,902; (2) accounting and audit fees totaling $45,624;
(3) office expense totaling $23,750; (3) legal expense totaling $7,769; and (4) trustee expense totaling $5,866. These increases are offset by the following decreases: (1) abandoned project expense totaling $34,531; (2) travel expense totaling $11,285; and (3) investor relations expense totaling $5,866.

The Unusual item, net totaling  ($260,910) in 1998,  relates to costs  incurred,
net  of  settlement  proceeds,   in  connection  with  litigation  involving  an
acquisition in which the seller breached its contract with the Trust.
There were no costs incurred in this regard during 1999.

Vinings had a loss before equity in loss of unconsolidated Joint Venture and minority interests of $557,903 for fiscal 1999, as compared to income of $103,893 for fiscal 1998-representing a decrease of $661,796. The majority of this decrease is due to the loss generated in connection with the Trusts' ownership of the Mississippi Properties for the eight months ended December 31, 1999, which were not in the Vinings' portfolio during fiscal 1998.

Vinings had equity in loss of unconsolidated Joint Venture of $137,366 for fiscal 1999. This loss is due to the Trust's equity ownership in the unconsolidated Joint Venture for the eight months ended December 31, 1999, which was not held by Vinings' portfolio during fiscal 1998. (See Note 4 to Vinings' December 31, 1999 Consolidated Financial Statements.)

The minority interest of common partnership interests for fiscal 1999 totals ($288,553), as compared to ($18,900) for fiscal 1998. The minority interest of preferred partnership interests represents the accrued preferred 11% return on the Preferred Units ($623,341) and the accrued pro rata liquidation preference of $0.21 per Preferred Unit ($280,003) for fiscal 1999. The Preferred Units had not been issued during fiscal 1998 (See Note 5).


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

General and administrative expense increased $262,498 or 78%, from $336,375 to $598,873. Of this increase, $105,000 represents overhead reimbursements to The Vinings Group (see Note 7 to Vinings' December 31, 1999 Consolidated Financial Statements); $80,000 represents compensation expense relating to the Restricted Stock awarded on July 1, 1998 (see Note 13 to Vinings' December 31, 1999 Consolidated Financial Statements); $51,589 represents legal and accounting fees; and $23,628 relates to travel and abandoned pursuit costs.

The unusual item, net totaling ($260,910) included in operating expenses for fiscal 1998 relates to the costs incurred, net of the settlement proceeds, in connection with litigation involving an acquisition in which the seller breached its contract with the Trust. The costs incurred during fiscal 1997 of $532,185 include due diligence costs incurred in connection with the proposed acquisition such as environmental and engineering reports, independent financial analysis, investor appraisal costs and legal contract negotiations. The net cost to Vinings in connection with the entire transaction totaled $271,275. (See Note 14 to Vinings' December 31, 1999 Consolidated Financial Statements).

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities increased $524,478, or 85%, from $614,612 to $1,139,090 for fiscal 1999. This increase is due primarily to the Trust's ownership of the Mississippi Properties for the eight months ended December 31, 1999, which were not in the Trust's portfolio during fiscal 1998.

Cash flows used in investing activities are made up of the following items: (1) cash used to purchase the Mississippi Properties during the second quarter of 1999 totaling $6,066,073; (2) cash investment in the Joint Venture totaling $1,705,100 during the second quarter of 1999; (3) cash used for capital expenditures at the properties, which increased $247,352, or 169%, from $146,420 to $393,772 due primarily to Vinings' ownership of the Mississippi Properties for the eight months ended December 31, 1999, which were not in Trust's portfolio during fiscal 1998 and (4) distributions received from the Joint Venture in the third quarter of fiscal 1999 totaling $15,760.

Cash flows provided by financing activities increased by $7,630,656 for fiscal 1999, as compared to the same period in fiscal 1998. Of this increase, $8,450,000 was provided by the Operating Partnership's issuance of the Preferred Units, which was offset by cash used for: (1) deferred financing costs totaling $29,242 relating to the refinancing of the line of credit during the second quarter of fiscal 1999; (2) cash used to make principal repayments on the line of credit totaling $285,000 during fiscal 1999 as compared to draw downs on the line of credit totaling $281,896 for the same period during fiscal 1998; (3) cash used to make principal repayments on mortgage notes payable totaling $257,645 during fiscal 1999 as compared to principal repayments on mortgage notes payable totaling $144,501 for the same period during fiscal 1998; and (4) distributions to common shareholders totaling $110,042 during fiscal 1999.

The cash held by Vinings at December 31, 1999, plus the cash flow from Vinings' assets, including the investment in the Joint Venture, is expected to provide sources of liquidity to allow Vinings to meet all current operating obligations. Management plans to continue ongoing discussions with capital sources, both public and private, as well as explore financing alternatives, so as to allow the Trust to continue to expand and grow its income producing investments.


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

Vinings adopted Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income," during 1998, which establishes a standard for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in shareholders' equity. As of December 31, 1999 and 1998, Vinings had no items of other comprehensive income.

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

Vinings has assessed the potential impact Year 2000 may have on its operations and has implemented a requisite course of action internally to minimize its impact and to ensure that neither significant costs nor disruption of normal business operations are encountered. However, there is no guarantee that the business of the Trust with outside vendors and other associated entities, which affect the Trust, will be Year 2000 compliant, and therefore, Vinings remains susceptible to consequences of the Year 2000 issue. As of the date of this report, Vinings has not encountered any Year 2000 disruptions of normal business operations.

During fiscal 1999 Vinings incurred costs to purchase computer hardware and related software for its on-site resident management systems at the Mississippi Properties. These systems were Year 2000 compliant when purchased and would have been purchased regardless of the Year 2000 issue. The costs to implement the resident management systems totaled approximately $38,200.

The financial and accounting systems Vinings uses are shared with The Vinings Group. The costs incurred to upgrade these systems totaled approximately $70,000 and are in the form of monthly lease payments of $1,178, which expire in November 2002. Currently these lease payments are a shared cost between the Trust and The Vinings Group. Vinings does not anticipate additional costs to upgrade or modify any of its systems for Year 2000 compliance.

The information provided above regarding Vinings' Year 2000 compliance includes forward-looking statements based on management's best estimates of future events. Such forward-looking statements involve risks and uncertainties including the possibility of future Year 2000 problems, the ability to correct any future Year 2000 issues that could have a serious impact on operations and the possibility that third party suppliers may have future Year 2000 problems. There can be no assurance that any of the factors or statements regarding the Trust's Year 2000 compliance will not change and that any change will not affect the accuracy of the Trust's forward-looking statements.


OTHER MATTERS
-------------

Effective March 1, 2000, 628,927 shares of Vinings were purchased in a privately negotiated transaction by the officers, one of their affiliates and an affiliate of one of the Trustees from a limited number of shareholders, which included three of the Trustees and certain of their affiliates (the "Stock Transaction"). In connection with the Stock Transaction, the three selling Trustees -- James D. Ross, Martin H. Petersen and Gilbert H. Watts, Jr.-- resigned from the Board of Trustees.

As a result of the Stock Transaction, fewer than five shareholders own in excess of 50% of the equity in Vinings. On March 15, 2000, the Board of Trustees voted to waive the ownership limitations in Vinings' Declaration of Trust with respect to shareholders acquiring shares in the Stock Transaction, as well as with respect to certain holders of Preferred Units who will be acquiring Preferred Shares. The Board is currently considering whether it is in the best interests of shareholders for Vinings to continue to qualify as a REIT for federal income tax purposes in light of the restrictions imposed on Vinings in order for it to qualify as a REIT. To maintain its REIT status, Vinings would be required to effect a change in its ownership structure prior to June 30, 2000. However, there can be no assurances that the Trust will be successful in effecting such a change prior to June 30, 2000.

Presently, the Board does not believe that there would be negative tax consequences to the shareholders should Vinings lose its REIT status due to the fact that the Trust is not currently generating taxable income. However, management is continuing to investigate all alternatives for maintaining REIT status as well as all consequences to the shareholders should Vinings lose its REIT status.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Vinings' actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the inability of Vinings to identify properties for acquisition; the inability of Vinings to continue to acquire properties in the future; the less than satisfactory performance of any property which might be acquired by Vinings; the inability to access the capital markets in order to fund Vinings' present growth and expansion strategy; the cyclical nature of the real estate market generally and locally in Georgia, Mississippi and the surrounding southeastern states; the national economic climate; the local economic climate in Georgia, Mississippi and the surrounding southeastern states; the local real estate conditions and competition in Georgia, Mississippi and the surrounding southeastern states; the ability of Vinings to correct any future Year 2000 sensitive problems; and the inability of Vinings to continue to qualify as a REIT. There can be no assurance that, as a result of the foregoing factors, Vinings' growth and expansion strategy will be successful or that the business and operations of Vinings will not be adversely affected thereby.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Vinings is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, Vinings manages exposures through its regular operating and financing activities.
Vinings does not use financial instruments for trading or other speculative purposes. Vinings is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 6 to Vinings' December 31, 1999 Consolidated Financial Statements. All of Vinings' borrowings are under fixed rate instruments, except the line of credit, which is at prime plus 1%. As of December 31, 1999, Vinings' exposure to market risk has changed due to the acquisition of the Mississippi Properties and the assumption of the related mortgage indebtedness. However, Vinings has determined that there is no material market risk exposure to its consolidated financial position, results of operations or cash flows due to changes in interest rates because of the fixed rate nature of its long-term debt.

The following table presents principal reductions and related weighted average interest rates by year of expected maturity for Vinings' debt obligations as of December 31, 1999:


                                                                                             Fair Value
                                                                          There-             December
(In Thousands)                 2000     2001     2002      2003    2004    after    Total    31, 1999
-------------------------------------------------------------------------------------------------------

Principal Reductions
  In Mortgage Notes            $  333   $362     $393    $7,315    $367  $46,305   $55,075    $55,075

Average Interest Rates          8.63%  8.63%    8.63%     8.63%   8.58%    8.58%     8.63%      8.63%

Line Of Credit                 $1,715    -        -         -       -        -     $ 1,715    $ 1,715

Interest Rate                   9.75%    -        -         -       -        -       9.75%      9.75%
-------------------------------------------------------------------------------------------------------



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated  financial  statements and supplementary  data are listed under
Item 14(a) and filed as part of this report on the pages indicated.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item 9 was previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2000 and is incorporated herein by reference.

                                    PART III
                                    --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information concerning the Trustees and Executive Officers of the Registrant required by Item 10 shall be included in the Proxy Statement to be filed relating to the 2000 Annual Meeting of the Registrant's shareholders and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

The information concerning the Trustees and Executive Officers of the Registrant required by Item 11 shall be included in the Proxy Statement to be filed relating to the 2000 Annual Meeting of the Registrant's shareholders and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information concerning Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in the Proxy Statement to be filed relating to the 2000 Annual Meeting of the Registrant's shareholders and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information concerning Certain Relationships and Related Transactions required by Item 13 shall be included in the Proxy Statement to be filed relating to the 2000 Annual Meeting of the Registrant's shareholders and is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND REPORTS ON FORM 8-K

14(a) (1) and (2) Index to Consolidated Financial Statements and Schedule
                                                                            Page
                                                                            ----
 Report of Independent Public Accountants.....................................22

 Report of Independent Public Accountants.....................................23

 Consolidated Balance Sheets--As of December 31, 1999 and 1998................24

 Consolidated Statements of Operations--For the years ended
 December 31, 1999, 1998 and 1997.............................................25

 Consolidated Statements of Shareholders' Equity--For the years ended
 December 31, 1999, 1998 and 1997.............................................26

 Consolidated Statements of Cash Flows--For the years ended
 December 31, 1999, 1998 and 1997.............................................27

 Notes to Consolidated Financial Statements--For the years ended
 December 31, 1999, 1998 and 1997.............................................28

 Schedule III - Real Estate and Accumulated Depreciation......................43



 14(a) (3) Exhibits

Exhibit No.     Description
----------      -----------
   3.1          Third  Amended and Restated  Declaration  of Trust of Vinings  (incorporated  by reference as
                Exhibit 3.1 to Vinings'  Quarterly  Report on Form 10-Q for the quarter  ended  September 30,
                1999, No. 0-13693).

   3.2          Amended  and  Restated  Bylaws of the Trust  (incorporated  by  reference  as Exhibit  3.2 to
                Vinings' Registration Statement on Form S-11, No. 2-94776).

  10.1          Vinings  Investment  Properties Trust 1997 Stock Option and Incentive Plan as approved by the
                Shareholders  on July 1, 1997  (incorporated  by reference as Exhibit A to Vinings' report on
                Form Schedule 14A filed on May 28, 1997).

  10.2          Amended and Restated Agreement of Limited Partnership of Vinings Investment Properties,  L.P.
                (incorporated  by reference as Exhibit  10.1 to Vinings'  Annual  Report on Form 10-K for the
                fiscal year ended December 31, 1997, No. 0-13693).

  10.3          First  Amendment to the Amended and  Restated  Agreement  of Limited  Partnership  of Vinings
                Investment  Properties,  L.P.  (incorporated  by  reference  as Exhibit  10.2 to the Vinings'
                Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 0-13693).

  10.4          Second  Amendment to the Amended and Restated  Agreement  of Limited  Partnership  of Vinings
                Investment  Properties,  L.P.  (incorporated  by  reference  as Exhibit  10.3 to the Vinings'
                Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 0-13693).

  10.5          Third Amendment to the Amended and Restated Agreement of Limited Partnership of Vinings
                Investment Properties, L.P. (incorporated by reference as Exhibit 10.4 on Form 10-K for year ended December 31, 1998).

  10.6          Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of Vinings
                Investment Properties, L.P. (incorporated by reference as Exhibit 10.5 on Form 10-K for year ended December 31, 1998).

  10.7          Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of Vinings
                Investment Properties, L.P. (incorporated by reference as Exhibit 10.6 on Form 10-K for year ended December 31, 1998).

  10.8          Sixth  Amendment to the Amended and  Restated  Agreement  of Limited  Partnership  of Vinings
                Investment  Properties,  L.P.,  dated as of April 29,  1999  (incorporated  by  reference  as
                Exhibit 4.1 to the Trust's report on Form 8-K filed on May 7, 1999).

  10.9          Promissory Note dated April 27, 1999 between Vinings  Investment  Properties,  L.P., and Bank
                Atlanta (filed herewith).

  10.10         Deed to Secure Debt and Security  Agreement dated April 27, 1999 between  Vinings  Investment
                Properties, L.P. and Bank Atlanta (filed herewith).

  10.11         Form of Management  Contract dated May 1, 1999 between  certain  subsidiaries  of Vinings and
                VIP Management, LLC for the Mississippi Properties (filed herewith).

  10.12         Management Contract dated January 1, 1999, between Thicket Apartments, L.P. and VIP
                Management, LLC (incorporated by reference as Exhibit 10.11 on Form 10-K for the year ended
                December 31, 1998).

  10.13         Management Contract dated January 1, 1999, between Vinings Communities, L.P. and VIP
                Management, LLC (incorporated by reference as Exhibit 10.12 on Form 10-K for the year ended
                December 31, 1998).

  10.14         Management Contract dated January 1, 1999, between Vinings Investment Properties, L.P. and
                VIP Management, LLC (incorporated by reference as Exhibit 10.13 on Form 10-K for the year ended December 31, 1998).

  10.15         Form of Amended and Restated  Agreement of Purchase and Sale with attached  Revised  Schedule of Material Differences For Properties Acquired May 1, 1999 (filed herewith).

  10.16         Securities Purchase  Agreement,  dated as of April 29, 1999, Relating to Series A Convertible
                Preferred  Units of Vinings  Investment  Properties,  L.P., by and among  Vinings  Investment
                Properties  Trust,  Vinings  Investment  Properties,  L.P. and the  Purchasers  named therein
                (incorporated  by reference  as Exhibit  10.1 to Vinings'  report on Form 8-K filed on May 7,
                1999).

  10.17         Form of Registration  Rights and Lock Up Agreement,  dated as of April 29, 1999 (incorporated by reference as Exhibit 10.2 to Vinings' report on Form 8-K filed on May 7, 1999).

  10.18         Vinings/CMS  Master  Partnership,  L.P.,  Agreement of Limited  Partnership  (incorporated by reference as Exhibit 10.1 to Vinings' report on Form 8-K/A filed on July 15, 1999).

  21.1          Subsidiaries of the Trust (filed herewith).

  23.1          Consent of Independent Public Accountants (filed herewith).

  23.2          Consent of Independent Public Accountants (filed herewith).

  27.1          Financial Data Schedule for the fiscal year ended December 31, 1999 (filed herewith).



14(b) Reports on Form 8-K
-------------------------

Vinings did not file any current reports on Form 8-K during the fourth quarter of 1999.


14(c) Index to Exhibits
-----------------------

See Item 14(a)(3) above.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Vinings Investment Properties Trust



                        By: /s/ Peter D. Anzo
                            ------------------------------
                                Peter D. Anzo
                                President and
                                Chief Executive Officer

Dated: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                               Date

/s/ Peter D. Anzo              Chief Executive Officer,           March 30, 2000
-------------------------        President and Trustee
Peter D. Anzo


/s/ Stephanie A. Reed          Vice President, Treasurer,         March 30, 2000
-------------------------        Secretary and Trustee
Stephanie A. Reed                (Principal Financial and
                                  Accounting Officer)

/s/ Phill D. Greenblatt        Trustee                            March 30, 2000
-------------------------
Phill D. Greenblatt


/s/ Henry Hirsch               Trustee                            March 30, 2000
-------------------------
Henry Hirsch

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To Vinings Investment Properties Trust:

We have audited the accompanying consolidated balance sheet of Vinings Investment Properties Trust and subsidiaries (the "Trust") as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vinings Investment Properties Trust and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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

HABIF, AROGETI & WYNNE, LLP

/s/ HABIF, AROTETI & WYNNE, LLP

Atlanta, Georgia
March 17, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Vinings Investment Properties Trust:

We have audited the accompanying consolidated balance sheet of Vinings Investment Properties Trust and subsidiaries (the "Trust") as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vinings Investment Properties Trust and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule, as it relates to the financial data for the years ended December 31, 1998 and 1997, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 26, 1999

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                            As of December 31,
                                                                                 ----------------------------------------
                                                                                        1999                   1998
                                                                                 -----------------       ----------------
ASSETS

Real estate assets:
    Land                                                                              $ 8,247,900            $ 2,884,500
    Buildings and improvements                                                         55,545,257             15,399,690
    Furniture, fixtures & equipment                                                     3,968,848              1,025,222
Less:  accumulated depreciation                                                        (3,351,811)            (1,664,678)
                                                                                 -----------------       ----------------
         Net real estate assets                                                        64,410,194             17,644,734

Investment in unconsolidated Joint Venture                                              1,551,974                     -
Cash and cash equivalents                                                                 916,215                158,302
Restricted cash                                                                         1,816,102                458,877
Receivable from Joint Venture                                                              27,356                     -
Receivables and other assets                                                              236,900                694,998
Deferred financing costs, less accumulated amortization of $127,656 and
    $77,258 at December 31, 1999 and December 31, 1998, respectively                      117,908                139,064
Deferred leasing costs, less accumulated amortization of $59,240 and
    $32,861 at December 31, 1999 and December 31, 1998, respectively                       37,665                 52,203
                                                                                 -----------------       ----------------
Total assets                                                                          $69,114,314            $19,148,178
                                                                                 =================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                                                $55,074,923            $13,640,065
Line of credit                                                                          1,715,000              2,000,000
Accounts payable and accrued liabilities                                                1,899,937                546,249
Distributions payable to Preferred Unitholders                                            464,750                     -
                                                                                 -----------------       ----------------
         Total liabilities                                                             59,154,610             16,186,314
                                                                                 -----------------       ----------------

Minority interests of unitholders in Operating Partnership:
    Preferred partnership interests                                                     8,730,003                     -
    Common partnership interests                                                          222,084                534,892
                                                                                 -----------------       ----------------
         Total minority interests                                                       8,952,087                534,892
                                                                                 -----------------       ----------------
Shareholders' equity:
    Common shares of beneficial interest, without par or stated value,
        25,000,000 authorized,  1,100,493 and 1,100,505 shares issued and
        outstanding at December 31, 1999 and December 31, 1998, respectively                   -                      -
    Additional paid in capital                                                          3,295,998              3,406,103
    Accumulated deficit                                                                (2,288,381)              (979,131)
                                                                                 -----------------       ----------------
         Total shareholders' equity                                                     1,007,617              2,426,972
                                                                                 -----------------       ----------------
Total liabilities and shareholders' equity                                            $69,114,314            $19,148,178
                                                                                 =================       ================


The accompanying notes are an integral part of these consolidated financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           For the years ended December 31,
                                                                                  --------------------------------------------------
                                                                                       1999               1998               1997
                                                                                  --------------     -------------      ------------
           REVENUES
                Rental revenues                                                     $ 8,815,240        $3,946,828        $2,392,072
                Other property revenues                                                 493,967           153,092            84,674
                Interest income                                                          30,937             1,519             2,078
                Other income                                                              1,000               564                 -
                                                                                  --------------     -------------      ------------
                                                                                      9,341,144         4,102,003         2,478,824
                                                                                  --------------     -------------      ------------
            EXPENSES

                Property operating and maintenance                                    3,613,379         1,652,207           992,926
                Depreciation and amortization                                         1,713,513           647,760           433,011
                Amortization of deferred financing costs                                 50,398            30,903            34,957
                Interest expense                                                      3,832,518         1,329,277           816,551
                General and administrative                                              688,429           598,873           336,375
                Unusual item, net                                                             -          (260,910)          532,185
                                                                                  --------------     -------------      ------------
                                                                                      9,898,237         3,998,110         3,146,005
                                                                                  --------------     -------------      ------------

                Income (loss) before equity in loss of unconsolidated
                    Joint Venture and minority interests                               (557,093)          103,893          (667,181)

                Equity in loss of unconsolidated Joint Venture                         (137,366)                -                 -
                                                                                  --------------     -------------      ------------
                Income (loss) before minority interests                                (694,459)          103,893          (667,181)

                Less minority interests in Operating Partnership:
                    Preferred partnership interests                                    (903,344)                -                 -
                    Common partnership interests                                        288,553           (18,900)            5,464
                                                                                  --------------     -------------      ------------
                Net income (loss)                                                   $(1,309,250)       $   84,993        $ (661,717)
                                                                                  ==============     =============      ============

           NET INCOME (LOSS) PER SHARE - BASIC                                          $ (1.19)           $ 0.08           $ (0.61)
                                                                                  ==============     =============      ============
           NET INCOME (LOSS) PER SHARE - DILUTED                                        $ (1.19)           $ 0.08           $ (0.61)
                                                                                  ==============     =============      ============

           WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                1,100,501         1,090,701         1,080,513
                                                                                  ==============     =============      ============
           WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                              1,343,047         1,336,391         1,089,435
                                                                                  ==============     =============      ============

The accompanying notes are an integral part of these consolidated financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended December 31, 1997, 1998 and 1999


                                                            Additional                                  Total
                                                             paid in            Accumulated          shareholders'
                                                             capital              deficit               equity
                                                          -------------      ---------------      ----------------
BALANCE AT JANUARY 1, 1997                                  $2,634,955          $  (402,407)          $ 2,232,548

Net loss                                                             -             (661,717)             (661,717)

Retirement of shares                                               (84)                   -                   (84)

Adjustment for minority interest of unitholders
    and issuance of units in Operating Partnership             698,056                    -               698,056
                                                          -------------      ---------------      ----------------

BALANCE AT DECEMBER 31, 1997                                 3,332,927           (1,064,124)            2,268,803

Net income                                                           -               84,993                84,993

Retirement of shares                                               (43)                   -                   (43)

Adjustment for minority interest of
    unitholders in Operating Partnership                        (6,781)                   -                (6,781)

Issuance of shares to officers and directors                    80,000                    -                80,000
                                                          -------------      ---------------      ----------------

BALANCE AT DECEMBER 31, 1998                                 3,406,103             (979,131)            2,426,972

Net loss                                                             -           (1,309,250)           (1,309,250)

Retirement of shares                                               (63)                   -                   (63)

Distributions                                                 (110,042)                   -              (110,042)
                                                          -------------      ---------------      ----------------

BALANCE AT DECEMBER 31, 1999                                $3,295,998          $(2,288,381)          $ 1,007,617
                                                          =============      ===============      ================

The accompanying notes are an integral part of these consolidated financial statements.


                      VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  For the twelve months ended December 31,
                                                                                -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                1999          1998             1997
                                                                                -------------  ------------   -------------

Net income (loss)                                                                $(1,309,250)     $ 84,993       $(661,717)
                                                                                -------------  ------------   -------------
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:

        Depreciation and amortization                                              1,713,513       647,760         433,011
        Amortization of deferred financing costs                                      50,398        30,903          34,957
        Equity in loss of unconsolidated Joint Venture                               137,366             -               -
        Minority interests in Operating Partnership:
           Preferred partnership interests                                           903,344             -               -
           Common partnership interests                                             (288,553)       18,900          (5,464)
        Distributions to common unitholders                                          (24,255)            -               -
        Distributions to preferred unitholders                                      (158,591)            -               -
        Noncash compensation expense                                                       -        80,000               -
        Changes in assets and liabilities, net of the effect
           of real estate assets acquired
               Restricted cash                                                      (331,754)      (26,185)         26,738
               Receivable from Joint Venture                                         (27,356)            -               -
               Receivables and other assets                                          (68,493)      (19,511)         22,600
               Capitalized leasing costs                                             (11,842)      (39,621)        (36,931)
               Accounts payable and accrued liabilities                              554,563      (162,627)        290,335
                                                                                -------------  ------------   -------------
        Total adjustments                                                          2,448,340       529,619         765,246
                                                                                -------------  ------------   -------------
Net cash provided by operating activities                                          1,139,090       614,612         103,529
                                                                                -------------  ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of real estate assets                                                    (6,066,073)            -               -
Capital expenditures                                                                (393,772)     (146,420)       (139,329)
Refundable deposits and acquisition costs                                                  -      (612,085)              -
Investment in unconsolidated Joint Venture                                        (1,705,100)            -               -
Distributions from Joint Venture                                                      15,760             -               -
                                                                                -------------  ------------   -------------
Net cash used in investing activities                                             (8,149,185)     (758,505)       (139,329)
                                                                                -------------  ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Deferred financing costs                                                             (29,242)            -               -
Net proceeds (repayments) on line of credit                                         (285,000)      281,896         150,000
Principal repayments on mortgage notes payable                                      (257,645)     (144,501)        (52,008)
Purchase of retired shares                                                               (63)          (43)            (84)
Proceeds from issuance of preferred partnership interests                          8,450,000             -               -
Distributions to shareholders                                                       (110,042)            -               -
                                                                                -------------  ------------   -------------
Net cash provided by financing activities                                          7,768,008       137,352          97,908
                                                                                -------------  ------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 757,913        (6,541)         62,108

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     158,302       164,843         102,735
                                                                                -------------  ------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   916,215      $158,302       $ 164,843
                                                                                =============  ============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


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

         Currently Vinings conducts all of its operations through Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership. As of December 31, 1999, the Trust was the sole 1% general partner and an 80.94% limited partner in the Operating Partnership. (This structure is commonly referred to as an umbrella partnership REIT or an "UPREIT").

         On April 29, 1999, the Operating Partnership offered, in a private transaction pursuant to a Securities Purchase Agreement, Series A Convertible Preferred Partnership interests (the "Preferred Units"), the proceeds from which were used to acquire thirteen multifamily communities (collectively, the "Portfolio Properties") from seventeen limited partnerships and limited liability companies. Eight of the Portfolio Properties were purchased through subsidiary partnerships of the Operating Partnership. The remaining Portfolio Properties were purchased through a joint venture structure. (See Notes 3 and 4.) As of December 31, 1999, a total of 1,988,235 Preferred Units had been issued for an aggregate purchase price of $8,450,000 (See Note 5). On March 15, 2000 the Board of Trustees voted to convert the Preferred Units into a newly created class of preferred shares of beneficial interest in Vinings and consequently authorized the issuance of 1,988,235 preferred shares with the same rights, preferences and privileges as the Preferred Units (the "Preferred Shares") (See Notes 5 and 15).

         Vinings currently owns, through wholly owned subsidiaries, ten apartment communities totaling 1,520 units and a 75,000 square foot, single story business park. In addition, Vinings holds a 20% interest in and is the general partner of an unconsolidated joint venture, which owns through subsidiary partnerships five additional apartment communities totaling 968 units (See Note 4). At December 31, 1999, the average occupancy of Vinings' portfolio, including the communities held by the unconsolidated joint venture, was 94 %.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

         Basis of Presentation
         ---------------------

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-K and Article 10 of Regulation S-X.

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

         The minority interests of the common unitholders in the Operating Partnership (the "Common Units") reflected on the accompanying balance sheets are calculated based on the common unitholders' minority interest ownership percentage (18.06% as of December 31, 1999) multiplied by the Operating Partnership's net assets. The minority interests of the preferred unitholders on the accompanying balance sheet represent cash contributed in exchange for those units and the accrued liquidation preference of $0.21 per Preferred Unit ($280,003 at December 31, 1999). The minority interests of the common unitholders in the income or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average minority interest ownership percentage (approximately 18% for all periods presented) multiplied by income (loss) before minority interests after subtracting income allocated to the preferred partnership interests. The minority interests of the preferred unitholders on the statements of operations represents the accrued preferred 11% return on the Preferred Units ($623,341 for the period ended December 31, 1999) and the accrued pro rata liquidation preference of $0.21 per Preferred Unit ($280,003 for the period ended December 31, 1999) (See Note 5).


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

         As a result of the Stock Transaction, fewer than five shareholders own in excess of 50% of the equity in Vinings (See Note 15). On March 15, 2000, the Board of Trustees voted to waive the ownership limitations in Vinings' Declaration of Trust with respect to shareholders acquiring shares in the Stock Transaction, as well as with respect to certain holders of Preferred Units who will be acquiring Preferred Shares. The Board is currently considering whether it is in the best interests of shareholders for Vinings to continue to qualify as a REIT for federal income tax purposes in light of the restrictions imposed on Vinings in order for it to qualify as a REIT. To maintain its REIT status, Vinings would be required to effect a change in its ownership structure prior to June 30, 2000. However, there can be no assurances that the Trust will be successful in effecting such a change prior to June 30, 2000.

         Presently, the Board does not believe that there would be negative tax consequences to the shareholders should Vinings lose its REIT status due to the fact that the Trust is not currently generating taxable income. However, management is continuing to investigate all alternatives for maintaining REIT status as well as all consequences to the shareholders should Vinings lose its REIT status.


         Cash and Cash Equivalents
         -------------------------

         Vinings considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


         Restricted Cash
         ---------------

         Restricted cash consists of real estate tax, insurance and replacement reserve escrows held by mortgagees, which are funded monthly from property operations and released solely for the purpose for which they were established. Restricted cash also includes security deposits collected and held on behalf of the residents and tenants.


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


         Real Estate Assets
         ------------------

         Real estate assets are stated at depreciated cost less reductions for impairment, if any. In identifying potential impairment, management considers such factors as declines in a property's operating performance or market value, a change in use, or adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from the asset's use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset's carrying cost, the asset is written down to its fair value. In management's opinion, there has been no impairment of Vinings' real estate assets as of December 31, 1999.

         Ordinary repairs and maintenance are expensed as incurred. Major improvements and replacements are capitalized and depreciated over their estimated useful lives when they extend the useful life, increase capacity or improve efficiency of the related asset. Depreciation is computed on a straight-line basis over the useful lives of the real estate assets (buildings and improvements, 5-40 years; furniture, fixtures and equipment, 3-7 years; and tenant improvements, generally over the life of the related lease).


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


         Net Income (Loss) Per Share
         ---------------------------

         The following is a reconciliation of net income (loss) available to the common shareholders and the weighted average shares used in Vinings' basic and diluted net income (loss) per share computations:

                                                           ----------------------------------------
                                                                1999          1998         1997
                                                           ----------------------------------------

         Net income (loss) - basic                          $(1,309,250)    $ 84,993    $(661,717)
          Minority interests in Operating Partnership:
             Preferred partnership interests                          -            -            -
             Common partnership interests                      (288,553)      18,900       (5,464)
                                                            ---------------------------------------
         Total minority interest                               (288,553)      18,900       (5,464)
                                                            ---------------------------------------

         Net income (loss) - diluted                        $(1,597,803)    $103,893    $(667,181)
                                                           ========================================



         Weighted average shares - basic                      1,100,501    1,090,701    1,080,513
         Dilutive Securities:
             Weighted average Common Units                      242,546      242,546        8,922
             Weighted average Preferred Units                       -            -            -
             Share options                                          -          3,144          -
                                                           ========================================
         Weighted average shares - diluted                    1,343,047    1,336,391    1,089,435
                                                           ========================================

         Both common and preferred units in the Operating Partnership held by the minority unitholders are redeemable for shares of beneficial interest of the Trust ("Shares") on a one-for-one basis, or for cash, at the option of the Trust. For the twelve months ended December 31, 1999, 1998 and 1997, options to purchase 107,750 shares, 27,500 shares and 26,000 shares, respectively were excluded as the impact of such options was antidilutive. For the twelve months ended December 31, 1999 the Preferred Units totaling 1,988,235 were also excluded as the impact of such units was antidilutive. On March 15, 2000, the Board of Trustees voted to convert the Preferred Units into Preferred Shares (See Notes 5 and 15).


         Recent Accounting Pronouncement
         -------------------------------

         Vinings adopted Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income," during 1998, which establishes a standard for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in shareholders' equity. As of December 31, 1999 and 1998, Vinings had no items of other comprehensive income.

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


         Reclassifications
         -----------------

         Certain   1998  and  1997   financial   statement   amounts  have  been
         reclassified to conform with the current year presentation.


NOTE 3 - REAL ESTATE ASSETS
---------------------------

         On May 1, 1999, Vinings, through its subsidiaries, completed the acquisition of the Portfolio Properties from seventeen limited partnerships and limited liability companies. Eight of the Portfolio Properties (the "Mississippi Properties") were purchased through subsidiary partnerships of the Operating Partnership. The remaining Portfolio Properties (the "Joint Venture Properties") were purchased through a joint venture structure. (See Note 4.)

         The Mississippi Properties, totaling 1,064 units, were purchased by eight individual partnerships in each of which Vinings Holdings, Inc., a wholly owned subsidiary of the Trust, owns a .1% general partnership interest and the Operating Partnership owns a 99.9% limited partnership interest. The aggregate purchase price for the Mississippi Properties was $47,665,396 (excluding closing costs), which included the assumption of debt of approximately $41,693,000 with the balance paid in cash, which was funded by the issuance of the Preferred Units. A total of approximately $749,200 in escrows held by the mortgagees was also purchased.

         In addition Vinings owns, also through subsidiary partnerships of the Operating Partnership, two additional multifamily communities in the metropolitan Atlanta area for a total of 1,520 units in ten communities, as well as a 75,000 square foot business center. All of the multifamily communities are encumbered by fixed rate mortgage financing and the business center is security for the line of credit. For more detailed information see Schedule III attached hereto.


NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
---------------------------------------------------

         On May 1, 1999, Vinings also purchased, through a joint venture structure, five apartment communities, totaling 968 units (the "Joint Venture Properties"). The Joint Venture Properties were purchased by nine individual partnerships in each of which Vinings Holdings, Inc., a wholly owned subsidiary of the Trust, owns a .1% general partnership interest and Vinings/CMS Master Partnership, L.P. (collectively, the "Joint Venture"), a Delaware limited partnership, owns a 99.9% limited partnership interest. The Operating Partnership has a .1% general partner interest and a 19.98% limited partner interest in the Joint Venture, for which it paid $1,705,100. This investment was funded by the issuance of the Preferred Units. The remaining limited partnership interests in the Joint Venture are held by an unaffiliated third party. The Joint Venture was formed on March 22, 1999, primarily to acquire the limited partner interest in limited partnerships that acquire, operate, manage, hold and sell certain real property, specifically the Joint Venture Properties. The aggregate purchase price paid by the property partnerships for the Joint Venture Properties was $46,634,603 (excluding closing costs), which included the assumption of approximately $39,265,000 of debt with the balance paid in cash. A total of approximately $716,400 in escrows held by the mortgagees was also purchased.

         Vinings accounts for its investment in the Joint Venture using the equity method of accounting. The following is a summary of the results of operations of the Joint Venture and Vinings' share of the equity in the loss from the Joint Venture for the eight month period from May 1, 1999 to December 31, 1999:

                                                                                   For the eight
                                                                                   months ended
                                                                                December 31, 1999
                                                                                ------------------

               Revenues                                                                $ 4,642,957
                                                                                      ------------
               Expenses:
                    Property operating and maintenance                                   1,971,574
                    General and administrative                                              55,894
                    Depreciation and amortization                                          995,872
                    Interest expense                                                     2,306,447
                                                                                      ------------
                        Total Expenses                                                   5,329,787
                                                                                      ------------
               Net loss                                                                   (686,830
                    Vinings' equity percentage                                                20%
                                                                                      ------------
               Vinings' equity in loss of unconsolidated Joint Venture                 $  (137,366
                                                                                      ============
               Distributions received by Vinings from Joint Venture                    $    15,760
                                                                                      ============
               Cash flows provided by operating activities                             $   441,635
                                                                                      ============
               Cash flows used in investing activities                                 $(8,251,050
                                                                                      ============
               Cash flows provided by financing activities                             $ 8,315,729
                                                                                      ============

         The following summarizes the balance sheet of the Joint Venture as of December 31, 1999:

               Real estates assets, net of accumulated depreciation                    $46,215,888
               Cash and other assets                                                     2,066,983
                                                                                      ------------
                         Total assets                                                  $48,282,871
                                                                                      ============
               Mortgage notes payable                                                  $39,136,338
               Other liabilities                                                         1,387,062
                                                                                      ------------
                    Total liabilities                                                   40,523,400
                                                                                      ------------
               Capital - Vinings                                                         1,551,974
               Capital - Other                                                           6,207,497
                                                                                      ------------
                   Total capital                                                         7,759,471
                                                                                      ------------
                        Total liabilities and capital                                  $48,282,871
                                                                                      ============

         Mortgage notes payable held by the Joint Venture are non-recourse fixed rate notes secured by the individual properties. All of the notes except one are insured by the U.S. Department of Housing and Urban Development ("HUD") and, therefore, distributions from the properties are subject to "surplus cash" as defined by HUD. The maturity dates of the notes payable range from June 2007 to November 2037 and interest rates range from 8.00% to 8.75%.

NOTE 5 - SHAREHOLDERS' EQUITY AND PREFERRED PARTNERSHIP INTERESTS
-----------------------------------------------------------------

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

         Under certain circumstances, the holders of Preferred Units may convert any part or all of such Preferred Units into common partnership units, common shares, or Preferred Shares. In lieu of converting Preferred Units into common shares, the Operating Partnership, in its sole discretion, may satisfy its conversion obligations through certain cash payments, as further set forth in the partnership agreement of the Operating Partnership.

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

         As of December 31, 1999, a total of 1,988,235 Preferred Units had been issued for an aggregate purchase price of $8,450,000. The Operating Partnership used the proceeds of such sales of Preferred Units to pay the cash consideration for the Operating Partnership's interests in the property partnerships that acquired the Mississippi Properties, and its interest in the Joint Venture. (See Notes 3 and 4.)

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

         On March 15, 2000, the Board of Trustees voted to convert the Preferred Units into Preferred Shares (See Note 15).

NOTE 6 - NOTES PAYABLE
----------------------

         Mortgage Notes Payable
         ----------------------

         Mortgage  notes  payable  were  secured  by  the  following   apartment
         communities at December 31, 1999 and December 31, 1998, as follows:

                                                  Fixed interest
                                                    rate as of             Principal balance as of
                                 Maturity            12/31/99             12/31/99           12/31/98
                            --------------------------------------------------------------------------
        Cottonwood               10/01/2036            8.875%            $ 4,683,888     $       -
        Delta Bluff              08/01/2036            9.25 %              6,203,591             -
        Foxgate I                06/01/2037            8.50 %              6,598,549             -
        Hampton House            08/01/2037            8.50 %              5,169,167             -
        Heritage Place           10/01/2036            8.75 %              3,141,865             -
        Northwood                06/01/2034            8.75 %              4,482,862             -
        River Pointe             01/01/2037            8.625%              5,981,475             -
        Trace Ridge              07/01/2036            8.50 %              5,330,125             -
        The Thicket              07/01/2003            9.04 %              7,200,487       7,262,759
        Windrush                 07/01/2024            7.50 %              6,282,914       6,377,306
                                                                         ------------   --------------
             Total                                                       $55,074,923     $13,640,065
                                                                         ============   ==============

         All of the notes except that secured by The Thicket are insured by HUD and therefore distributions from the properties are subject to "surplus cash" as defined by HUD.

         Scheduled maturities of the mortgage notes payable as of December 31, 1999 are as follows:


                          2000             $   332,715
                          2001                 361,792
                          2002                 393,425
                          2003               7,314,761
                          2004                 367,596
                          Thereafter        46,304,634
                                           -----------
                          Total            $55,074,923
                                           ===========

         Line of Credit
         --------------

         On June 28, 1998, Vinings renewed its line of credit in the amount of $2,000,000 for six months, which expired on December 28, 1998. Vinings did not renew the line of credit and on February 4, 1999, one of the independent Trustees purchased the line of credit from the bank and Vinings paid interest to the Trustee monthly at the annual rate of 8.50% from such date through April 27, 1999, at which time Vinings obtained a new line of credit in the amount of $2,000,000 from a financial institution. The independent Trustee who purchased the line of credit was repaid in full on April 27, 1999. The interest rate on the line of credit is one percent over prime as posted in The Wall Street Journal, which was 9.50% at December 31, 1999. The principal balance of the line of credit as of December 31, 1999 was $1,715,000 and the maturity date is April 27, 2000. Vinings has received a commitment from the lender to renew the line of credit until April 30, 2001.


NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

         On January 1, 1999, Vinings entered into management agreements with VIP Management, LLC ("VIP"), an affiliate of the officers, who are also Trustees of Vinings, to provide property management services for a fee equal to varying percentages ranging from three and one half to six percent of gross revenues, plus a fee for data processing. Prior to January 1, 1999, Vinings had entered into management agreements with Vinings Properties, Inc., also an affiliate of the officers of Vinings, to provide property management services on substantially the same terms as the current agreements. In addition, as a commitment to the rebuilding of Vinings, prior to 1998 The Vinings Group, Inc., the parent corporation of Vinings Properties, Inc. (collectively with VIP, "The Vinings Group"), provided numerous services at no cost to Vinings relating to administration, acquisition, and capital and asset advisory services. Certain direct costs paid on Vinings' behalf were reimbursed to The Vinings Group. Beginning January 1, 1998 the Vinings Group has charged Vinings for certain overhead charges. Beginning August 1, 1999, the Trust has also paid for its pro-rata share of rent, administrative and other overhead charges, which includes reimbursing The Vinings Group for a pro-rata portion of salaries and benefits for the officers and other employees providing services to Vinings. At December 31, 1999, the Trust owed The Vinings Group $53,358, which was subsequently paid.

         The following table reflects payments made to The Vinings Group:

                                                         Twelve months ended
                                           ---------------------------------------------
                                                1999            1998             1997
                                           -------------    ------------    ------------
 Vinings
      Management fees                          $402,551        $188,032        $ 93,235
      Data processing fees                       52,896          27,360          15,240
      Overhead reimbursements                   265,280         150,000          45,000
                                           =============    ============    ============
           Total                               $720,727        $365,392        $153,475
                                           =============    ============    ============

 Joint Venture
      Management fees                          $197,539      $   -             $  -
      Data processing fees                       38,720          -                -
                                           =============    ============     =============
            Total                              $236,259      $   -             $  -
                                           =============    ============     =============

         On December 19, 1997, the Trust acquired Windrush from Windrush Partners, Ltd, a Georgia limited partnership, whose general partner was Hallmark Group Services Corp ("Hallmark"). At the time of the transaction, Hallmark was an affiliate of the officers and certain trustees of the Trust. In connection with the acquisition of Windrush, an advisor's fee of $75,550 was paid by the seller to MFI Realty, Inc.("MFI"), a wholly owned subsidiary of The Vinings Group, Inc.

         On February 4, 1999 one of the independent Trustees purchased the Trust's line of credit, which expired on December 28, 1998 and Vinings paid interest to the Trustee monthly at the annual rate of 8.50% through April 27, 1999, at which time the Trustee was repaid in full. For more information regarding the line of credit see Note 6.

         In connection with the acquisition of the Portfolio Properties, MFI received fees totaling $400,276 of which $167,103 was paid by the Operating Partnership and $233,173 was paid by the Joint Venture.

         Effective March 1, 2000, 628,927 shares of Vinings were purchased by the Officers, VIP and an affiliate of one of the Trustees in a privately negotiated transaction from a limited number of shareholders, which included three of the Trustees and certain of their affiliates (See Note 15).

NOTE 8 - DISTRIBUTIONS
----------------------

         Vinings declared two dividends of five cents per share each, which were paid September 1, 1999 and December 8, 1999, respectively to shareholders of record on August 16, 1999 and November 26, 1999, respectively. No dividends were declared or paid during 1998. For federal income tax purposes these distributions represented a return of capital. Vinings intends to continue to pay distributions to shareholders in amounts at least sufficient to enable the Trust to qualify as a REIT (See Note 2).


NOTE 9 - LEASING ACTIVITY
-------------------------

         The following is a schedule of future minimum rents due under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1999, at Peachtree:

                          2000                $403,412
                          2001                 391,065
                          2002                 148,236
                                              --------
                          Total               $942,713
                                              ========

         One tenant generated 49% of Peachtree's revenues for the period ended December 31, 1999. The same tenant accounts for 73% of the future minimum lease payments.


NOTE 10 - CONTINGENCIES
-----------------------

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


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

         Vinings paid interest of $3,667,542, $1,299,005 and $800,388 during 1999, 1998 and 1997, respectively. In connection with the Windrush acquisition, Vinings assumed a mortgage note payable in the amount of $6,464,898 and related cash escrow accounts. In addition, 242,546 limited partnership units in the Operating Partnership were issued during 1997 valued at $1,212,729. In connection with the acquisition of the Mississippi Properties, Vinings assumed mortgage indebtedness totaling $41,692,503 and related cash escrow accounts.


NOTE 12 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------

         Based on interest rates and other pertinent information available to Vinings as of December 31, 1999 and 1998, the Trust estimates that the carrying value of cash and cash equivalents, the mortgage notes payable, the line of credit, and other liabilities approximate their fair values when compared to instruments of similar type, terms and maturity.

         Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect its estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1999.


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

         Under the Plan, the maximum number of shares that may be reserved and available for issuance is 10% of the total number of outstanding shares at any time plus 10% of the number of Units outstanding at any time that are subject to redemption rights. At December 31, 1999 the total number of shares available for issuance under the Plan was 134,305. Options granted under the Plan expire ten years from the date of grant.

         During 1998 and 1997, Vinings granted non-qualified share options to the officers, Trustees and certain key persons. The options vest in full after one year from the date of the grant. Of the options granted in 1998, 81,250 have an exercise price of $4.00 per share as compared to a fair value of $3.63 on the date of the grant and 1,500 have an exercise price of $4.75 per share, which was equal to the fair value on the date of grant. The options granted in 1997 have an exercise price of $5.00 per share as compared to a fair value of $4.56 per share on the date of the grant. There were no options granted during 1999.

         On July 1, 1998 Vinings awarded 20,000 shares of restricted stock to the officers and certain trustees (the "Restricted Stock"), representing a total value of $80,000 (based on the fair market value of a share of the Trust on the award date) which was reflected in compensation expense and shareholders' equity in 1998. The Restricted Stock was awarded as compensation for services to the Trust provided by such officers and trustees as well as by The Vinings Group.

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

         In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," the Trust has estimated the fair value of the options using a binomial option pricing model with the following weighted average assumptions:

                                              1999         1998          1997
                                           -----------  ----------   -----------

              Risk free rate                  5.36%        5.50%        6.12%
              Expected life                 5 years       5 years      5 years
              Expected volatility             30%           30%          30%
              Expected dividend yield         3.6%         3.6%          3.6%

         Using these assumptions, the estimated fair value of the options granted were $0, $87,112 and $38,000 for 1999, 1998 and 1997, respectively, which would be included in compensation expense over the life of the vesting period. Accordingly, had Vinings accounted for the Plan under SFAS 123, Vinings' pro forma net income (loss) and net income (loss) per share for the year ended December 31, 1999, 1998 and 1997 would have been as follows:


                                       1999           1998           1997
                                  -------------    ----------    -------------
         Net income:
           As reported             ($1,309,250)      $84,993       ($661,717)
                                  =============    ==========     ============
           Pro forma               ($1,341,004)      $29,799       ($680,717)
                                  =============    ==========     ============

         Net income per share:
           As reported               ($1.19)          $0.08          ($0.61)
                                  =============    ==========     ============
           Pro forma                 ($1.22)          $0.03          ($0.63)
                                  =============    ==========     ============

         The pro forma annual compensation cost included in determining pro forma net income may not be representative of future pro forma annual compensation cost since the estimated fair value of stock options is included in compensation expense over the vesting period, and additional stock options may be granted in future years.

         A summary of stock option activity under the Plan is presented in the following table:

                                          1999                               1998                              1997
                              -----------------------------     -----------------------------    ----------------------------
                                          Weighted Average                    Weighted Average               Weighted Average
                                Shares    Exercise Price          Shares      Exercise Price      Shares     Exercise Price
                              -----------------------------     -----------------------------    ----------------------------
Options outstanding,
   Beginning of year          108,750           $4.25             26,000          $5.00               -              -
Granted                           -               -               82,750          $4.01            26,000          $5.00
                              --------------------------        -----------------------------    ----------------------------
Options outstanding,
   end of year                108,750           $4.25            108,750          $4.25            26,000          $5.00
                              ==========================        =============================    ============================
Options exercisable,
    end of year               108,750           $4.25             26,000          $5.00               -              -
                              ==========================        =============================    ============================
Weighted average per
 share value of
 options granted                                  -                               $1.05                            $1.46
                                          ==============                     ================               =================
Options outstanding:
   Exercise price range                      $4.00-$5.00                       $4.00-$5.00                         $5.00
                                          ==============                     ================               =================
   Weighted average
      Remaining life                             8.11                              9.11                             9.5
                                          ==============                     ================               =================

NOTE 14 - UNUSUAL ITEM

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


NOTE 15 - SUBSEQUENT EVENT
--------------------------

         Effective March 1, 2000, 628,927 shares of Vinings were purchased in a privately negotiated transaction by the Officers, one of their affiliates and an affiliate of one of the Trustees from a limited number of shareholders, which included three of the Trustees and certain of their affiliates (the "Stock Transaction"). In connection with the Stock Transaction, the three selling Trustees -- James D. Ross, Martin H. Petersen and Gilbert H. Watts, Jr. -- resigned from the Board of Trustees.

         In addition, on March 15, 2000, the Board of Trustees voted to convert the Preferred Units of its operating partnership into a newly created class of preferred shares of beneficial interest in Vinings, and consequently authorized the issuance of 1,988,235 preferred shares with the same rights, preferences and privileges as the existing Preferred Units. The issuance of preferred shares had been approved by shareholders at the last annual meeting.

         As a result of the Stock Transaction, fewer than five shareholders own in excess of 50% of the equity in Vinings. On March 15, 2000, the Board of Trustees voted to waive the ownership limitations in Vinings' Declaration of Trust with respect to shareholders acquiring shares in the Stock Transaction, as well as with respect to certain holders of Preferred Units who will be acquiring Preferred Shares. The Board is currently considering whether it is in the best interests of shareholders for Vinings to continue to qualify as a REIT for federal income tax purposes in light of the restrictions imposed on Vinings in order for it to qualify as a REIT. To maintain its REIT status, Vinings would be required to effect a change in its ownership structure prior to June 30, 2000. However, there can be no assurances that the Trust will be successful in effecting such a change prior to June 30, 2000.

         Presently, the Board does not believe that there would be negative tax consequences to the shareholders should Vinings lose its REIT status due to the fact that the Trust is not currently generating taxable income. However, management is continuing to investigate all alternatives for maintaining REIT status as well as all consequences to the shareholders should Vinings lose its REIT status.

                       VININGS INVESTMENT PROPERTIES TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999




                                                 Initial Cost to Trust        Improvements
                                               ---------------------------     Capitalized
                                                              Buildings and   Subsequent to
     Description                   Encumbrance        Land     Improvements    Acquisition
-------------------------------------------------------------------------------------------
Cottonwood Apartments              $ 4,683,888    $  605,300   $ 4,401,715     $   18,339
Delta Bluff Apartments               6,203,591       765,700     6,519,178         16,635
Foxgate Apartments                   6,598,549       805,700     6,872,119         11,795
Hampton House Apartments             5,169,167       645,200     5,334,988         16,536
Heritage Place Apartments            3,141,865       404,100     2,971,124         12,812
Northwood Place Apartments           4,482,862       685,700     5,171,264         11,671
River Pointe Apartments              5,981,475       765,700     6,516,567         28,570
Trace Ridge Apartments               5,330,125       686,000     4,908,464          7,007
The Thicket Apartments               7,200,487     1,070,500     7,590,400        293,673
Windrush Apartments                  6,282,914     1,414,000     6,141,000        229,089
Peachtree Business Center            1,715,000       400,000     1,300,000      1,141,159
                               ------------------------------------------------------------
                                   $56,789,923    $8,247,900   $57,726,819     $1,787,286
                               ============================================================




                                                  Gross amounts at which
                                                 carried at close of period                      Life on
                                   --------------------------------------------------------       which                   Date of
                                                    Buildings and                Accumulated   Depreciation     Date      Original
Description                             Land       Improvements     Total       Depreciation   is Computed    Acquired  Construction
------------------------------------------------------------------------------------------------------------------------------------
Cottonwood Apartments                $  605,300   $ 4,420,054    $ 5,025,354   $  109,711        5-40 Years     5/99       1997
Delta Bluff Apartments                  765,700     6,535,813      7,301,513      154,186        5-40 Years     5/99       1996
Foxgate Apartments                      805,700     6,883,914      7,689,614      162,320        5-40 Years     5/99       1997
Hampton House Apartments                645,200     5,351,524      5,996,724      127,630        5-40 Years     5/99       1997
Heritage Place Apartments               404,100     2,983,936      3,388,036       73,981        5-40 Years     5/99       1996
Northwood Place Apartments              685,700     5,182,935      5,868,635      126,646        5-40 Years     5/99       1994
River Pointe Apartments                 765,700     6,545,137      7,310,837      154,802        5-40 Years     5/99       1996
Trace Ridge Apartments                  686,000     4,915,471      5,601,471      121,989        5-40 Years     5/99       1996
The Thicket Apartments                1,070,500     7,884,073      8,954,573    1,241,390        5-40 Years     6/96       1989
Windrush Apartments                   1,414,000     6,370,089      7,784,089      405,213        5-40 Years    12/97       1983
Peachtree Business Center               400,000     2,441,159      2,841,159      673,943        5-40 Years     4/90       1982
------------------------------------------------------------------------------------------------------------------------------------
                                     $8,247,900   $59,514,105    $67,762,005   $3,351,811
==========================================================================================

The accompanying notes are an integral part of this schedule.

                       VININGS INVESTMENT PROPERTIES TRUST
                              NOTES TO SCHEDULE III
                                December 31, 1999


(A) The Peachtree investment was acquired through a deed in-lieu of foreclosure of an original mortgage note investment. In June 1996, the Trust obtained a $2,000,000 line of credit, which is secured by Peachtree. At December 31, 1999, $1,715,000 was outstanding on the line.

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

(D) The Mississippi Properties were acquired on May 1, 1999, for an aggregate purchase price $47,665,396 (excluding closing costs), which included the assumption of debt of approximately $41,693,000 and the balance being paid in cash, which was funded by the issuance of the Preferred Units.

(E) Gross capitalized costs of real estate assets are summarized as follows:

                                                 ----------------------------------------------------------
                                                         1999                 1998                1997
                                                 ----------------------------------------------------------
             Balance at beginning of period           $19,309,412         $19,162,992         $11,472,454
                                                 -----------------    -----------------   -----------------
                Additions during period:
                    Additions                          48,058,819              -                7,555,000
                    Improvements                          393,774             146,420             135,538
                                                 -----------------    -----------------   -----------------
                                                       48,452,593             146,420           7,690,538
                                                 -----------------    -----------------   -----------------
             Balance at close of period               $67,762,005         $19,309,412         $19,162,992
                                                 =================    =================   =================

(F) Accumulated depreciation on real estate assets is as follows:

                                                ----------------------------------------------------------
                                                       1999                 1998                1997
                                                 ----------------------------------------------------------
             Balance at beginning of period            $1,664,678          $1,036,311          $  613,918

                Additions during period                 1,687,133             628,367             422,393
                                                 -----------------    -----------------   -----------------
             Balance at close of period                $3,351,811          $1,664,678          $1,036,311
                                                 =================    =================   =================


                                                 Index to Exhibits
                                                 -----------------

Exhibit No.     Description
----------      -----------
   3.1          Third  Amended and Restated  Declaration  of Trust of Vinings  (incorporated  by reference as
                Exhibit 3.1 to Vinings'  Quarterly  Report on Form 10-Q for the quarter  ended  September 30,
                1999, No. 0-13693).

   3.2          Amended  and  Restated  Bylaws of the Trust  (incorporated  by  reference  as Exhibit  3.2 to
                Vinings' Registration Statement on Form S-11, No. 2-94776).

  10.1          Vinings  Investment  Properties Trust 1997 Stock Option and Incentive Plan as approved by the
                Shareholders  on July 1, 1997  (incorporated  by reference as Exhibit A to Vinings' report on
                Form Schedule 14A filed on May 28, 1997).

  10.2          Amended and Restated Agreement of Limited Partnership of Vinings Investment Properties,  L.P.
                (incorporated  by reference as Exhibit  10.1 to Vinings'  Annual  Report on Form 10-K for the
                fiscal year ended December 31, 1997, No. 0-13693).

  10.3          First  Amendment to the Amended and  Restated  Agreement  of Limited  Partnership  of Vinings
                Investment  Properties,  L.P.  (incorporated  by  reference  as Exhibit  10.2 to the Vinings'
                Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 0-13693).

  10.4          Second  Amendment to the Amended and Restated  Agreement  of Limited  Partnership  of Vinings
                Investment  Properties,  L.P.  (incorporated  by  reference  as Exhibit  10.3 to the Vinings'
                Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 0-13693).

  10.5          Third Amendment to the Amended and Restated Agreement of Limited Partnership of Vinings
                Investment Properties, L.P. (incorporated by reference as Exhibit 10.4 on Form 10-K for year ended December 31, 1998).

  10.6          Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of Vinings
                Investment Properties, L.P. (incorporated by reference as Exhibit 10.5 on Form 10-K for year ended December 31, 1998).

  10.7          Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of Vinings
                Investment Properties, L.P. (incorporated by reference as Exhibit 10.6 on Form 10-K for year ended December 31, 1998).

  10.8          Sixth  Amendment to the Amended and  Restated  Agreement  of Limited  Partnership  of Vinings
                Investment  Properties,  L.P.,  dated as of April 29,  1999  (incorporated  by  reference  as
                Exhibit 4.1 to the Trust's report on Form 8-K filed on May 7, 1999).

  10.9          Promissory Note dated April 27, 1999 between Vinings  Investment  Properties,  L.P., and Bank
                Atlanta (filed herewith).

  10.10         Deed to Secure Debt and Security  Agreement dated April 27, 1999 between  Vinings  Investment
                Properties, L.P. and Bank Atlanta (filed herewith).

  10.11         Form of Management  Contract dated May 1, 1999 between  certain  subsidiaries  of Vinings and
                VIP Management, LLC for the Mississippi Properties (filed herewith).

  10.12         Management Contract dated January 1, 1999, between Thicket Apartments, L.P. and VIP
                Management, LLC (incorporated by reference as Exhibit 10.11 on Form 10-K for the year ended
                December 31, 1998).

  10.13         Management Contract dated January 1, 1999, between Vinings Communities, L.P. and VIP
                Management, LLC (incorporated by reference as Exhibit 10.12 on Form 10-K for the year ended
                December 31, 1998).

  10.14         Management Contract dated January 1, 1999, between Vinings Investment Properties, L.P. and
                VIP Management, LLC (incorporated by reference as Exhibit 10.13 on Form 10-K for the year ended December 31, 1998).

  10.15         Form of Amended and Restated  Agreement of Purchase and Sale with attached  Revised  Schedule of Material Differences For Properties Acquired May 1, 1999 (filed herewith).

  10.16         Securities Purchase  Agreement,  dated as of April 29, 1999, Relating to Series A Convertible
                Preferred  Units of Vinings  Investment  Properties,  L.P., by and among  Vinings  Investment
                Properties  Trust,  Vinings  Investment  Properties,  L.P. and the  Purchasers  named therein
                (incorporated  by reference  as Exhibit  10.1 to Vinings'  report on Form 8-K filed on May 7,
                1999).

  10.17         Form of Registration  Rights and Lock Up Agreement,  dated as of April 29, 1999 (incorporated by reference as Exhibit 10.2 to Vinings' report on Form 8-K filed on May 7, 1999).

  10.18         Vinings/CMS  Master  Partnership,  L.P.,  Agreement of Limited  Partnership  (incorporated by reference as Exhibit 10.1 to Vinings' report on Form 8-K/A filed on July 15, 1999).

  21.1          Subsidiaries of the Trust (filed herewith).

  23.1          Consent of Independent Public Accountants (filed herewith).

  23.2          Consent of Independent Public Accountants (filed herewith).

  27.1          Financial Data Schedule for the fiscal year ended December 31, 1999 (filed herewith).