Form 10-K/A
period 1999-12-31
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 2000-05-01
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                 FORM 10-K/A-1


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

                                (Title of Class)


The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the period ended December 31, 1999 as set forth in the pages attached herein.

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

Set forth below is certain information regarding the current four Trustees of the Trust who are elected by the Trust's shareholders at each annual meeting of the Trust.


                                                Trustee
                  Name                           Since
                  ----                           -----
                  Peter D. Anzo                  1996
                  Stephanie A. Reed              1996
                  Phill D. Greenblatt            1996
                  Henry Hirsch                   1996


     PETER D. ANZO, age 46, has been Chief Executive Officer, President and Chairman of the Board of Trustees since 1996. He is also Chief Executive Officer and a director of The Vinings Group, Inc. and affiliates, a position he has held since 1987. From 1990 through 1997 Mr. Anzo was Chief Executive Officer and a director of A&P Investors, Inc. Mr. Anzo has been a delegate since 1995, on the Legislative Committee since 1991 and is currently Chairman of the Political Action Committee of the National Apartment Association. He has been past Co-Chairman of the Government Affairs Committee since 1995, Co-Chairman of the Affordable Housing Task Force and a director from 1992 until 1998 of the Atlanta Apartment Association. He was a director of the Georgia Apartment Association from 1993 to 1998. From 1983 until 1986, Mr. Anzo served as Vice President of Acquisitions of First Investment Companies, where he was involved in the management and acquisition of commercial apartment properties throughout the United States. Mr. Anzo was Vice President, Dispositions of Balcor/American Express from 1981 until 1983, where he was involved in the sale of apartment communities and commercial properties in the United States. Prior to 1981 Mr. Anzo was involved in the management, leasing, purchase and construction of real property with The Beaumont Company and Linkletter Properties.

     STEPHANIE A. REED, age 41, has been Vice President, Secretary, Treasurer and a Trustee since 1996. Since 1991, Ms. Reed has been Vice President and a director of The Vinings Group, Inc. and affiliates. She was also Vice President of A&P Investors, Inc. from 1991 through 1997. From 1987 to 1991, Ms. Reed was Vice President - Development of The Sterling Group, Inc., a multifamily development company located in Atlanta, Georgia where she was responsible for all phases of development for multifamily projects. Prior to 1987, she served as Vice President - Finance of The Sterling Group, Inc., in the syndication and management of multifamily projects. Prior to joining The Sterling Group, Inc. she was a certified public accountant for independent public accounting firms in Atlanta, Georgia and Orlando, Florida.

     PHILL D. GREENBLATT, age 54, has been a Trustee since 1996. Since 1975 Mr. Greenblatt has been President of p.d.g. Real Estate Co., Inc., a real estate brokerage and investment firm in multifamily, retail and industrial properties in Colorado, Arizona and Florida since 1975. From 1971 through 1974, Mr. Greenblatt was a commercial sales associate with Heller-Mark Realty. He also served as an investment banking officer for the First National Bank of Denver from 1968 to 1971.

     HENRY HIRSCH, age 63, has been a Trustee since 1996. Mr. Hirsch is Chairman of the Board of Engineered Concepts, Inc., ECI Management Corporation and ECI Realty, and is President of ECI Properties, positions which he has held for over ten years. Mr. Hirsch has been involved in the real estate business since 1968, specializing in multifamily apartment development. He and his related entities currently own and/or manage over 3,500 apartment units, as well as office buildings. The construction arm of his related entities has completed over $250,000,000 of new construction and rehabilitation. Mr. Hirsch is a Certified Apartment Property Supervisor with the National Apartment Association. He has served on the Hotpoint Builders Advisory Council and National Association of Home Builders, and has served as a director and past President of the Atlanta Apartment Association. He has served as a Regional Vice President of the National Apartment Association.


Information Regarding Executive Officers
----------------------------------------

Listed below are the names of the executive officers of the Trust. The names and ages of all executive officers of the Trust and principal occupation and business experience during at least the last five years is discussed above in "Information Regarding Trustees."

    NAME                             POSITION
    ----                             --------------------------------------
    Peter D. Anzo                    President, Chief Executive Officer and
                                     Chairman of the Board of Trustees

    Stephanie A. Reed                Vice President, Secretary and Treasurer


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

The Trust's officers, Trustees and beneficial owners of more than 10% of the Trust's Shares are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Trust. Based solely on a review of the copies of reports and amendments thereto furnished to the Trust, the Trust believes that during its 1999 fiscal year, no person who was a Trustee, officer or greater than 10% beneficial owner of the Trust's Shares failed to file on a timely basis any report required by Section 16(a), except that the following individuals had late filings during fiscal 1999: Peter
D. Anzo (Form 5 for purchase of common units in the Operating Partnership); Phil Greenblatt (Form 4 for purchase of preferred units in the Operating Partnership); Henry Hirsch (Form 4 for purchase of preferred units in the Operating Partnership); Martin H. Petersen (Form 5 for purchase of common units in the Operating Partnership); Stephanie Reed (Form 4 for the purchase of preferred units in the Operating Partnership); and Gilbert H. Watts (Form 4 for the purchase of preferred units in the Operating Partnership).


ITEM 11. EXECUTIVE AND TRUSTEE COMPENSATION

The following sections set forth and discuss the compensation paid or awarded during the last three years to the Trust's Chief Executive Officer. The Trust had no executive officers who earned in excess of $100,000 during fiscal 1999.


Summary Compensation Table
--------------------------

The following table shows for the fiscal years ended December 31, 1997, 1998 and 1999 the annual compensation paid by the Trust to the Chief Executive Officer.



                   --------------------------------------   ------------------------------------
                                                                  LONG TERM COMPENSATION
                                                            ------------------------------------
                            ANNUAL COMPENSATION                      AWARDS            PAYOUTS
                   --------------------------------------   ------------------------------------
       (A)          (B)    (C)      (D)        (E)              (F)          (G)        (H)        (I)


                                                                  SECURITIES
                                           OTHER ANNUAL    RESTRICTED  UNDERLYING    LTIP     ALL OTHER
                          SALARY   BONUS   COMPENSATION      STOCK     WARRANTS /   PAYOUTS  COMPENSATION
                                    AWARD(S)
                   Year    ($)      ($)        ($)            ($)      Options (#)    ($)        ($)

Peter D. Anzo (1)  1999      -        -          -              -          -            -          -
 President, Chief  1998      -    40,000(2)      -              -       35,000 (3)      -          -
 Executive         1997      -        -          -              -        5,000 (3)      -          -
 Officer and
 Chairman of
 the Board


(1) Mr. Anzo did not receive salary compensation from the Trust for services rendered in his capacity as President, Chief Executive Officer and Chairman of the Board of Trustees of the Trust during fiscal 1999 or during the fiscal years ended December 31, 1998 and 1997. See "Report of the Compensation Committee of the Board of Trustees on Executive Compensation Compensation Policies for Executive Officers" below.

(2) Represents a bonus in the form of 10,000 Shares which had a market value as of July 1, 1998, the date of the grant, of $40,000.

(3) Represents stock options granted pursuant to the Trust's 1997 Stock Option and Incentive Plan.



Option Grants in Last Fiscal Year
--------------------------------

No stock options were granted during fiscal 1999. No stock appreciation rights ("SARs") have been granted.



Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values
--------------------------------------------------------------------------

The following table sets forth the Shares acquired and the value realized upon exercise of stock options during fiscal 1999 by the Chief Executive Officer (who is the only executive named in the Summary Compensation Table) and certain information concerning the number and value of unexercised stock options. There are currently no outstanding SARs.


    (a)            (b)               (c)                     (d)                                (e)
                                                      Number of Securities             Value of Unexercised
                   Shares            Value            Underlying Unexercised            In-the-Money Options/
    Name        on Exercise(#)      Realized     Options/Warrants at FY-End (#)        Warrants at FY-End (#)
                                                     Exercisable Unexercisable        Exercisable Unexercisable
Peter D. Anzo       -                 -                40,000         -                    -  (1)      -


(1) As of December 31, 1999, Mr. Anzo's stock options were not in-the-money because the market value of the Shares was $4.00 per share, which was less than or equal to the exercise price of the options.



Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------


Although not members of the Compensation Committee, Mr. Anzo, the President, Chief Executive Officer and Chairman of the Board of Trustees of the Trust, and Ms. Reed, Vice President, Secretary and Treasurer of the Trust, will make general recommendations to and review with the Compensation Committee the salary increases and bonus compensation of executives and management other than themselves.

On February 4, 1999, Mr. Watts purchased the Trust's line of credit and the Trust paid interest to Mr. Watts monthly at the rate of 8.50% from such date through April 27, 1999, at which time the Trust obtained a new line of credit. The entire proceeds from the new line of credit were used to repay the outstanding indebtedness to Mr. Watts. For a detailed discussion, see "Certain Relationships and Related Transactions" below.


Compensation of Board of Trustees
---------------------------------

Trustees who are officers of the Trust do not receive compensation for their services as Trustees. Trustees who are not officers of the Trust (each a "Non-Employee Trustee") receive compensation for their services as the Board of Trustees may from time to time determine. During fiscal 1999, the Non-Employee Trustees did not receive an annual retainer but did receive $250 for each regular and special meeting of the Board of Trustees attended through June 29, 1999 No fees were paid to the Non-Employee Trustee after June 29, 1999.

In addition, the Non-Employee Trustees are eligible to participate in the Trust's 1997 Stock Option and Incentive Plan (the "1997 Incentive Plan"). No long-term incentive awards were made or granted during fiscal 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal and Management Shareholders
-------------------------------------

The following table sets forth, to the best knowledge and belief of the Trust, certain information regarding the beneficial ownership of the Trust's Shares as of March 31, 2000 by (i) each person known by the Trust to be the beneficial owner of more than 5% of the outstanding Shares, (ii) each of the Trustees,
(iii) each of the executive officers of the Trust and (iv) all of the Trust's executive officers and Trustees as a group. Unless otherwise indicated, the address for those listed below is c/o Vinings Investment Properties Trust, 3111 Paces Mill Road, Suite A-200, Atlanta, GA 30339.




                                                                                     Shares
                                                                         ------------------------------
                  Trustees, Executive Officers                           Beneficially        Percent of
                      and 5% Shareholders                                  Owned (1)          Class (2)
                      -------------------                                  ---------         ----------
         Kinder Gelt, L.P..............................................  588,235  (3)            34.83%
         2700 Delk Road
         Suite 100
         Marietta, GA 30067

         Strico Vinings, LLC...........................................  470,588  (3)            29.95%
         6065 Roswell Road
         Suite 800
         Atlanta, GA 30328

         Watts Agent, L.P..............................................  470,588  (3)            29.95%
         1006 Trammel Street
         Dalton, GA 30720

         Lawrence Cooper...............................................  235,294  (3)            17.61%
         1150 Lake Hearn Drive
         Suite 650
         Atlanta, GA 30342

         Sylco, L.P....................................................  117,647  (3)             9.66%
         1150 Lake Hearn Drive
         Suite 650
         Atlanta, GA 30342

         VIP Management, LLC...........................................  100,000                  9.09%

         Hirsch Investments, LLC.......................................   77,000                  7.00%
         2700 Delk Road
         Suite 100
         Marietta, GA 30067



         Peter D. Anzo.................................................  716,641  (4)            61.67%
         Stephanie A. Reed.............................................   51,983  (5)             4.62%
         Phill D. Greenblatt...........................................   61,917  (6)             5.44%
         Henry Hirsch..................................................  656,747  (7)            38.70%
                                                                       ---------

         All Trustees and officers as a group (4 persons)              1,487,288  (8)            81.68%





(1) Beneficial share ownership is determined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Accordingly, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote such security or the power to dispose of such security. The amounts set forth above as beneficially owned include Shares owned, if any, by spouses and relatives living in the same home as to which beneficial ownership may be disclaimed. For purposes of Rule 13d-3, a person is deemed to be the beneficial owner of a security if such person has the right to acquire voting or investment power with respect to such security within 60 days.

(2) Percentages are calculated on the basis of 1,100,491 Shares outstanding as of March 31, 2000, together with applicable options or convertible securities of each shareholder exercisable for Shares within 60 days of the date of this report.

(3) The Shares reported may be acquired within 60 days of the date of this report by conversion of the preferred units of the Operating Partnership into Shares on a one-for-one basis at the option of the shareholder, or at the election of the Trust into an amount of cash equal to the fair market value of the Shares at the time of the conversion.


(4) Mr. Anzo's holdings can be summarized as follows: (a) 536,537 Shares held directly; (b) 118,589 Shares held indirectly through entities that he currently controls; (c) 40,000 vested stock options; (d) 10,758 common units of the Operating Partnership held indirectly through an entity that he controls; and (e) 10,757 common units of the Operating Partnership held directly. Mr. Anzo's stock options and common units may be exercised or converted into Shares on a one-for-one basis within 60 days of the date of this report.

(5) Ms. Reed's holdings can be summarized as follows: (a) 27,718 Shares held directly; (b) 12,500 vested stock options; and (c) 11,765 preferred units of the Operating Partnership held directly. Ms. Reed's stock options may be exercised within 60 days of the date of this report. Ms. Reed's preferred units may be converted into Shares on a one-for-one basis at her option, or at the election of the Trust, into an amount of cash equal to the fair market value of the Shares at the time of the conversion, within 60 days of the date of this report.

(6) Mr. Greenblatt's holdings can be summarized as follows: (a) 24,005 Shares held directly; (b) 8,500 vested stock options; and (c) 29,412 preferred units of the Operating Partnership held directly. Mr. Greenblatt's stock options may be exercised within 60 days of the date of this report. Mr. Greenblatt's preferred units may be converted into Shares on a one-for-one basis at his option, or at the election of the Trust, into an amount of cash equal to the fair market value of the Shares at the time of the conversion within 60 days of the date of this report.

(7) Mr. Hirsch's holdings may be summarized as follows: (a) 60,012 Shares held directly; (b) 8,500 vested stock options; and (c) 588,235 preferred units of the Operating partnership owned by Kinder Gelt, L.P, a partnership of which Mr. Hirsch is the controlling general partner. Mr. Hirsch's stock options may be exercised within 60 days of the date of this report. Mr. Hirsch's preferred units may be converted into Shares on a one-for-one basis at his option, or at the election of the Trust, into an amount of cash equal to the fair market value of the Shares at the time of the conversion within 60 days of the date of this report.

(8) The Trustees' and officers' holdings, as a group, may be summarized as follows: (a) 648,272 Shares held directly; (b) 118,589 Shares held indirectly through currently controlled entities; (c) 69,500 vested stock options; (d) 10,757 common units of the Operating Partnership held directly; (e) 10,758 common units of the Operating Partnership held indirectly; (f) 41,177 preferred units of the Operating Partnership held directly; and (g) 588,235 units of the Operating Partnership held indirectly. The Trustees' and officers' stock options, common units and preferred units may be exercisable for or converted into an equal number of Shares within 60 days of the date of this report.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust is a party to certain management agreements with VIP Management, LLC, ("VIP"), an affiliate of Mr. Anzo and Ms. Reed, to provide management services to the properties owned by the Trust. A total of $455,447 in management and data processing fees was incurred by the Trust during 1999. In addition, during 1999 VIP provided a number of services to the Trust relating to administrative, acquisition and capital and asset advisory services. Certain direct costs paid on Vinings' behalf were reimbursed to VIP and VIP has charged Vinings for certain overhead charges. Beginning August 1, 1999, the Trust also paid for its pro-rata share of rent, administrative and other overhead charges, including the reimbursement for a pro-rata portion of salaries and benefits for the officers and other employees providing services to the Trust which totaled $265,280. These payments to VIP represent greater than 5% of VIP's gross revenues for its last full fiscal year. Mr. Anzo may be deemed to have an indirect material interest in these transactions because he is a managing member of VIP and owns 95% of its membership interests. Ms. Reed may also be deemed to have an indirect material interest in these transactions because she is also a managing member of VIP and owns the remaining 5% of VIP's membership interests. The Trust expects that VIP will continue to provide management, administrative, acquisition and capital and asset advisory services to the Trust in the current fiscal year.

In connection with Vinings' acquisition of eight multifamily communities in Mississippi on May 1, 1999, MFI Realty, Inc., ("MFI"), an affiliate of Mr. Anzo and Ms. Reed, received an acquisition fee from Vinings totaling $167,103, which represents greater than 5% of MFI's gross revenues for its last full fiscal year. Mr. Anzo is an officer of MFI and may be deemed to have an indirect material interest in this transaction as a result of his majority ownership interest in the parent company that owns MFI. Ms. Reed is also an officer of MFI and may be deemed to have an indirect material interest in this transaction as a result of her minority ownership interest in the parent company that owns MFI. The Trust does not expect to pay any additional fees to MFI in its current fiscal year unless MFI presents the Trust with another acquisition opportunity.

On June 28, 1998 the Trust renewed its line of credit in the amount of $2,000,000 for six months, which expired on December 28, 1998. The Trust did not renew the line of credit at that time and the bank informally extended the due date to February 4, 1999 with interest continuing to be paid monthly until the Trust secured alternative financing. On February 4, 1999 Mr. Watts, who was a Trustee at the time, purchased the line of credit from the bank and the Trust paid interest to Mr. Watts monthly at the annual rate of 8.50% from such date through April 27, 1999. At that time, the Trust obtained a new line of credit, the entire proceeds of which were used to repay the outstanding indebtedness to Mr. Watts.

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



                               Vinings Investment Properties Trust


                       By:      /s/ Peter D. Anzo
                                -----------------
                                Peter D. Anzo
                                President and
                                Chief Executive Officer

Dated:   May 1, 2000



Pursuant to the requirements of the Security and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




        Signature                    Title                           Date
       ----------                  --------                        ---------

   /s/ Peter D. Anzo          Chief Executive Officer,           May 1, 2000
   -----------------          President and Trustee
   Peter D. Anzo


  /s/ Stephanie A. Reed       Vice President, Treasurer,         May 1, 2000
   ---------------------      Secretary and Trustee
   Stephanie A. Reed


  /s/ Phill D. Greenblatt     Trustee                            May 1, 2000
   -----------------------
  Phill D. Greenblatt


  /s/ Henry Hirsch            Trustee                            May 1, 2000
   -----------------------
  Henry Hirsch