Form 10-Q
period 2000-03-31
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 2000-05-17
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   ******************************************

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   ******************************************
                    For the period ended MARCH 31, 2000




                         Commission file number 0-13693
                         ------------------------------

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                -------------------------------------------
               (Exact name of registrant as specified in charter)




         Massachusetts                                              13-6850434
         -------------                                            --------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


2839 Paces Ferry Road, Suite 1170, Atlanta, GA                         30339
----------------------------------------------                    --------------
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

                                                                  Yes X No___

The number of shares outstanding as of May 15, 2000 was 1,100,491.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                         INDEX OF FINANCIAL INFORMATION


PART I   FINANCIAL INFORMATION                                             PAGE

Item 1   Financial Statements

         Consolidated Balance Sheets (unaudited) as of March 31, 2000
         and December 31, 1999                                                3

         Consolidated Statements of Operations (unaudited)
         for the three months ended March 31, 2000 and 1999                   4

         Consolidated Statement of Shareholders' Equity (unaudited)
         for the three months ended March 31, 2000                            5

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2000 and 1999                   6

         Notes to Consolidated Financial Statements                           7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  19


PART II  OTHER INFORMATION/SIGNATURE

Item 6            Exhibits and Reports on Form 8-K                            23

                  Signature                                                   24


                      VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                   March 31,          December 31,
                                                                                     2000                 1999
                                                                                ----------------     ----------------

Real estate assets:
    Land                                                                            $ 8,247,900          $ 8,247,900
    Buildings and improvements                                                       55,551,787           55,545,257
    Furniture, fixtures & equipment                                                   4,000,097            3,968,848
Less:  accumulated depreciation                                                      (3,908,703)          (3,351,811)
                                                                                ----------------     ----------------
         Net real estate assets                                                      63,891,081           64,410,194

Investment in unconsolidated Joint Venture                                            1,488,268            1,551,974
Cash and cash equivalents                                                               571,982              916,215
Restricted cash                                                                       1,448,285            1,816,102
Receivable from Joint Venture                                                            19,706               27,356
Receivables and other assets                                                            252,451              236,900
Deferred financing costs, less accumulated amortization of $145,192 And
    $127,656 at March 31, 2000 and December 31, 1999, respectively                      105,372              117,908
Deferred leasing costs, less accumulated amortization of $65,757 And
    $59,240 at March 31, 2000 and December 31, 1999, respectively                        31,148               37,665
                                                                                ----------------     ----------------
 Total assets                                                                       $ 67,808,293         $ 69,114,314
                                                                                ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                                             $ 54,994,339         $ 55,074,923
Line of credit                                                                        1,865,000            1,715,000
Accounts payable and accrued liabilities                                              1,334,918            1,899,937
Distributions payable to Preferred Unitholders                                          232,375              464,750
                                                                                ----------------     ----------------
         Total liabilities                                                           58,426,632           59,154,610
                                                                                ----------------     ----------------


Minority interests of unitholders in Operating Partnership:
    Preferred partnership interests                                                   8,834,386            8,730,003
    Common partnership interests                                                         98,844              222,084
                                                                                ----------------     ----------------
         Total minority interests                                                     8,933,230            8,952,087
                                                                                ----------------     ----------------

Shareholders' equity:
    Common shares of beneficial interest, without par or stated value, 25,000,000 authorized, 1,100,491 and 1,100,493 shares issued and outstanding at March 31, 2000 and December 31, 1999,  respectively

    Additional paid in capital                                                        3,295,983            3,295,998
    Accumulated deficit                                                              (2,847,552)          (2,288,381)
                                                                                ----------------     ----------------
       Total shareholders' equity                                                       448,431            1,007,617
                                                                                ----------------     ----------------
Total liabilities and shareholders' equity                                         $ 67,808,293         $ 69,114,314
                                                                                ================     ================

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 For the three months ended
                                                                         March 31,
                                                               -----------------------------
                                                                   2000              1999
                                                              ------------      -----------
REVENUES

     Rental revenues                                           $ 2,718,309       $  998,389
     Other property revenues                                       148,457           40,374
     Other income                                                   12,620           12,000
                                                               ------------      -----------
                                                                  2,879,386       1,050,763
                                                               ------------      -----------
EXPENSES

     Property operating and maintenance                          1,103,341          397,549
     Depreciation and amortization                                 563,408          166,557
     Amortization of deferred financing costs                       17,536            7,726
     Interest expense                                            1,289,235          332,079
     General and administrative                                    187,812          143,537
                                                               ------------      -----------
                                                                 3,161,332        1,047,448

     Income (loss) before equity in loss of unconsolidated
         Joint Venture and minority interests                     (281,946)           3,315

     Equity in loss of unconsolidated Joint Venture                (63,707)               -
                                                               ------------      -----------
     Income (loss) before minority interests                      (345,653)           3,315

     Less Minority interests in Operating Partnership:
         Preferred partnership interests                           336,758                -
         Common partnership interests                             (123,240)             599
                                                               ------------      -----------

     Net income (loss)                                         $  (559,171)      $    2,716
                                                               ============      ===========

NET INCOME (LOSS) PER SHARE - BASIC                                $ (0.51)          $ 0.00
                                                               ============      ===========
NET INCOME (LOSS) PER SHARE - DILUTED                              $ (0.51)          $ 0.00
                                                               ============      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                      1,100,491        1,100,505
                                                               ============      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                    1,343,037        1,343,051
                                                               ============      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the three months ended March 31, 2000
                                   (unaudited)

                                                    Additional                                  Total
                                                     paid in            Accumulated         shareholders'
                                                     capital              deficit               equity
                                                  ---------------     -----------------    -----------------

BALANCE AT DECEMBER 31, 1999                         $ 3,295,998           $(2,288,381)         $ 1,007,617

Net loss                                                       -              (559,171)            (559,171)

Retirement of shares                                         (15)                    -                  (15)

Distributions Common                                           -                     -                    -
                                                  ---------------     -----------------    -----------------
BALANCE AT MARCH 31, 2000                            $ 3,295,983           $(2,847,552)           $ 448,431
                                                  ===============     =================    =================

The accompanying notes are an integral part of these consolidated financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                        For the three months
                                                                           ended March 31,
                                                                         2000             1999
                                                                     ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                     $ (559,171)      $  2,716
                                                                     ------------      ---------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

        Depreciation and amortization                                    563,408        166,557
        Amortization of deferred financing costs                          17,536          7,726

        Equity in loss of unconsolidated Joint Venture                    63,707              -
        Minority interests in Operating Partnership:
           Preferred partnership interests                               336,758              -
           Common partnership interests                                 (123,240)           599
        Distributions to preferred unitholders                          (464,750)             -
        Changes in assets and liabilities, net of the effect
           of real estate assets acquired
               Restricted cash                                           367,817        (13,983)
               Receivable from Joint Venture                               7,650              -
               Receivables and other assets                              (15,551)        19,289
               Capitalized leasing costs                                       -        (11,842)
               Accounts payable and accrued liabilities                 (565,019)        94,789
                                                                     ------------      ---------
        Total adjustments                                                188,316        263,135
                                                                     ------------      ---------
Net cash provided (used) by operating activities                        (370,855)       265,851
                                                                     ------------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                     (37,779)      (128,907)
Refundable deposits and acquisition costs                                      -        (13,278)
                                                                     ------------      ---------
Net cash used in investing activities                                    (37,779)      (142,185)
                                                                     ------------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Deferred financing costs                                                  (5,000)             -
Net proceeds from line of credit                                         150,000              -
Principal repayments on mortgage notes payable                           (80,584)       (37,987)
Purchase of retired shares                                                   (15)            (3)
                                                                     ------------      ---------
Net cash provided (used) by financing activities                          64,401        (37,990)
                                                                     ------------      ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                               (344,233)        85,676

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         916,215        158,302
                                                                     ------------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 571,982       $243,978
                                                                     ============     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2000


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

         Currently Vinings conducts all of its operations through Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership. As of March 31, 2000, the Trust was the sole 1% general partner and an 80.94% limited partner in the Operating Partnership. (This structure is commonly referred to as an umbrella partnership REIT or an "UPREIT").

         On April 29, 1999, the Operating Partnership offered, in a private transaction pursuant to a Securities Purchase Agreement, Series A Convertible Preferred Partnership interests (the "Preferred Units"), the proceeds from which were used to acquire thirteen multifamily communities (collectively, the "Portfolio Properties") from seventeen limited partnerships and limited liability companies. Eight of the Portfolio Properties were purchased through subsidiary partnerships of the Operating Partnership. The remaining Portfolio Properties were purchased through a joint venture structure. (See Notes 3 and 4.) As of December 31, 1999, a total of 1,988,235 Preferred Units had been issued for an aggregate purchase price of $8,450,000. On March 15, 2000 the Board of Trustees voted to convert the Preferred Units into a newly created class of preferred shares of beneficial interest in Vinings and consequently authorized the issuance of 1,988,235 preferred shares with the same rights, preferences and privileges as the Preferred Units (the "Preferred Shares") (See Notes 5).

         Vinings currently owns, through wholly owned subsidiaries, ten apartment communities totaling 1,520 units and a 75,000 square foot, single story business park. In addition, Vinings holds a 20% interest in and is the general partner of an unconsolidated joint venture, which owns through subsidiary partnerships five additional apartment communities totaling 968 units (See Note 4). At March 31, 2000, the average occupancy of Vinings' portfolio, including the communities held by the unconsolidated joint venture, was 93%.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

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

         The minority interests of the common unitholders in the Operating Partnership (the "Common Units") reflected on the accompanying balance sheets are calculated based on the common unitholders' minority interest ownership percentage (18.06% as of March 31, 2000) multiplied by the Operating Partnership's net assets. The minority interests of the preferred unitholders on the accompanying balance sheet represent cash contributed in exchange for those units and the accrued liquidation preference of $0.21 per Preferred Unit ($280,003 at
         December 31, 1999 and $384,386 at March 31, 2000). The minority interests of the common unitholders in the income or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average minority interest ownership percentage (approximately 18% for all periods presented) multiplied by income (loss) before minority interests after subtracting income allocated to the preferred partnership interests. The minority interests of the preferred unitholders on the statements of operations represents the accrued preferred 11% return on the Preferred Units ($232,375 for the period ended March 31, 2000) and the accrued pro rata liquidation preference of $0.21 per Preferred Unit ($104,383 for the period ended March 31, 2000) (See Note 5).


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

         As a result of the Stock Transaction, as hereinafter defined, fewer than five shareholders own in excess of 50% of the equity in Vinings (See Note 7). On March 15, 2000, the Board of Trustees voted to waive the ownership limitations in Vinings' Declaration of Trust with respect to shareholders acquiring shares in the Stock Transaction, as well as with respect to certain holders of Preferred Units who will be acquiring Preferred Shares. The Board is currently considering whether it is in the best interests of shareholders for Vinings to continue to qualify as a REIT for federal income tax purposes in light of the restrictions imposed on Vinings in order for it to qualify as a REIT. To maintain its REIT status, Vinings would be required to effect a change in its ownership structure prior to June 30, 2000. However, there can be no assurances that the Trust will be successful in effecting such a change prior to June 30, 2000.

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


         Real Estate Assets
         ------------------

         Real estate assets are stated at depreciated cost less reductions for impairment, if any. In identifying potential impairment, management considers such factors as declines in a property's operating performance or market value, a change in use, or adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from the asset's use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset's carrying cost, the asset is written down to its fair value. In management's opinion, there has been no impairment of Vinings' real estate assets as of March 31, 2000.

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


         Net Income (Loss) Per Share
         ---------------------------

         The following is a reconciliation of net income (loss) available to the common shareholders and the weighted average shares used in Vinings' basic and diluted net income (loss) per share computations:

                                                                    For the three months
                                                                        ended March 31,
                                                                 ----------------------------
                                                                      2000          1999
                                                                 ----------------------------

         Net income (loss) - basic                                 $(559,171)         $2,716
          Minority interests in Operating Partnership:
             Preferred partnership interests                               -               -
             Common partnership interests                           (123,240)            599
                                                                 ----------------------------
         Total minority interest                                    (123,240)            599
                                                                 ----------------------------

         Net income (loss) - diluted                               $(682,411)         $3,315
                                                                 ============================

         Weighted average shares - basic                           1,100,491       1,100,505
         Dilutive Securities:
             Weighted average Common Units                           242,546         242,546
             Weighted average Preferred Units                              -              -
             Share options                                                 -              -
                                                                 ============================
         Weighted average shares - diluted                         1,343,037       1,343,051
                                                                 ============================

         Both common and preferred units in the Operating Partnership held by the minority unitholders are redeemable for shares of beneficial interest of the Trust ("Shares") on a one-for-one basis, or for cash, at the option of the Trust. For the three months ended March 31, 1999, and 2000, options to purchase 107,750 shares, 27,500 shares and 26,000 shares, respectively were excluded as the impact of such options was antidilutive. For the three months ended March 31, 2000 the Preferred Units totaling 1,988,235 were also excluded as the impact of such units was antidilutive. On March 15, 2000, the Board of Trustees voted to convert the Preferred Units into Preferred Shares (See Notes 5).

         Recent Accounting Pronouncement
         -------------------------------

         Vinings adopted Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income," during 1998, which establishes a standard for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in shareholders' equity. As of March 31, 2000 and 1999, Vinings had no items of other comprehensive income.

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


         Reclassifications
         -----------------

         Certain 1999 financial statement amounts have been reclassified to conform with the current year presentation.


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

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

         On May 1, 1999, Vinings purchased, through a joint venture structure, five apartment communities, totaling 968 units (the "Joint Venture Properties"). The Joint Venture Properties were purchased by nine individual partnerships in each of which Vinings Holdings, Inc., a wholly owned subsidiary of the Trust, owns a .1% general partnership interest and Vinings/CMS Master Partnership, L.P. (collectively, the "Joint Venture"), a Delaware limited partnership, owns a 99.9% limited partnership interest. The Operating Partnership has a .1% general partner interest and a 19.98% limited partner interest in the Joint Venture, for which it paid $1,705,100. This investment was funded by the issuance of the Preferred Units. The remaining limited partnership interests in the Joint Venture are held by an unaffiliated third party. The Joint Venture was formed on March 22, 1999, primarily to acquire the limited partner interest in limited partnerships that acquire, operate, manage, hold and sell certain real property, specifically the Joint Venture Properties. The aggregate purchase price paid by the property partnerships for the Joint Venture Properties was $46,634,603 (excluding closing costs), which included the assumption of approximately $39,265,000 of debt with the balance paid in cash. A total of approximately $716,400 in escrows held by the mortgagees was also purchased.

         Vinings accounts for its investment in the Joint Venture using the equity method of accounting. The following is a summary of the results of operations of the Joint Venture and Vinings' share of the equity in the loss from the Joint Venture for the three month period from January 1, 2000 to March 31, 2000:

         Revenues                                                            $  1,653,858
                                                                            --------------
         Expenses:
              Property operating and maintenance                                  717,839
              General and administrative                                           13,690
              Depreciation and amortization                                       376,769
              Interest expense                                                    864,092
                                                                            --------------
                  Total Expenses                                                1,972,390
                                                                            --------------
         Net loss                                                                (318,532)

              Vinings' equity percentage                                             20%
                                                                            --------------
         Vinings' equity in loss of unconsolidated Joint Venture             $    (63,707)
                                                                            ==============
         Distributions received by Vinings from Joint Venture                $          -
                                                                            ==============
         Cash flows used in operating activities                             $   (112,348)
                                                                            ==============
         Cash flows used in investing activities                             $    (42,462)
                                                                            ==============
         Cash flows used in financing activities                             $    (53,440)
                                                                            ==============

         The following summarizes the balance sheet of the Joint Venture as of March 31, 2000:

         Real estates assets, net of accumulated depreciation                $ 45,882,190
         Cash and other assets                                                  1,455,246
                                                                            --------------
                   Total assets                                              $ 47,337,436
                                                                            ==============

         Mortgage notes payable                                              $ 39,105,770
         Other liabilities                                                        790,728
                                                                            --------------
              Total liabilities                                                39,896,498
                                                                            --------------

         Capital - Vinings                                                      1,488,268
         Capital - Other                                                        5,952,670
                                                                            --------------
             Total capital                                                      7,440,938
                                                                            -------------
                  Total liabilities and capital                              $ 47,337,436
                                                                            ==============


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

         As of March 31, 2000, a total of 1,988,235 Preferred Units had been issued for an aggregate purchase price of $8,450,000. The Operating Partnership used the proceeds of such sales of Preferred Units to pay the cash consideration for the Operating Partnership's interests in the property partnerships that acquired the Mississippi Properties, and its interest in the Joint Venture. (See Notes 3 and 4.)

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

         On March 15, 2000, the Board of Trustees voted to convert the Preferred Units into a newly created class of preferred shares of beneficial interest in Vinings, and consequently authorized the issuance of 1,988,235 Series A Preferred Shares with the same rights, preferences and privileges as the existing Preferred Units.


NOTE 6 - NOTES PAYABLE

         Mortgage Notes Payable
         ----------------------
         Mortgage notes payable were secured by the following apartment communities at March 31, 2000 and December 31, 1999, as follows:

                                               Fixed interest
                                                 rate as of            Principal balance as of:
                               Maturity            3/31/00             3/31/00          12/31/99
                            ---------------   ---------------       ------------    --------------
        Cottonwood             10/01/2036           8.875%          $ 4,679,695       $ 4,683,888
        Delta Bluff            08/01/2036           9.25 %            6,198,489         6,203,591
        Foxgate I              06/01/2037           8.50 %            6,592,397         6,598,549
        Hampton House          08/01/2037           8.50 %            5,164,240         5,169,167
        Heritage Place         10/01/2036           8.75 %            3,138,958         3,141,865
        Northwood              06/01/2034           8.75 %            4,477,729         4,482,862
        River Pointe           01/01/2037           8.625%            5,975,880         5,981,475
        Trace Ridge            07/01/2036           8.50 %            5,324,736         5,330,125
        The Thicket            07/01/2003           9.04 %            7,184,023         7,200,487
        Windrush               07/01/2024           7.50 %            6,258,192         6,282,914
                                                                    ------------    --------------
             Total                                                  $54,994,339       $55,074,923
                                                                    ============    ==============

         All of the notes except The Thicket are insured by HUD and, therefore, distributions from the properties are subject to "surplus cash" as defined by HUD.

         Scheduled maturities of the mortgage notes payable as of March 31, 2000 are as follows:


                         2000              $   252,130
                         2001                  361,792
                         2002                  393,425
                         2003                7,314,761
                         2004                  367,596
                         Thereafter         46,304,635
                                          -------------
                         Total             $54,994,339
                                          =============


         Line of Credit
         --------------

         On April 27, 1999 Vinings obtained a line of credit in the amount of $2,000,000 from a financial institution. The line of credit is secured by Peachtree Business Center. The interest rate on the line of credit is one percent over prime as posted in The Wall Street Journal, which was 9.50% at March 31, 2000. The principal balance of the line of credit as of March 31, 2000 and December 31, 1999 was $1,865,000 and $1,715,000, respectively. The line of credit expired on April 27, 2000 and was renewed until April 30, 2001.


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

         The following table reflects payments made to The Vinings Group:

                                                             Three months
                                                            ended March 31,
                                                         2000             1999
                                                      -----------     ----------
            Vinings
                 Management fees                       $103,286        $ 56,184
                 Data processing fees                    16,416           6,840
                 Overhead reimbursements                 94,921          53,250
                                                      -----------     ----------
                      Total                            $214,623        $177,899
                                                      ===========     ==========

            Joint Venture
                 Management fees                       $ 47,105            -
                 Data processing fees                    14,520            -
                                                      -----------     ----------
                      Total                            $ 61,625            -
                                                      ===========     ==========

         On February 4, 1999 one of the independent Trustees purchased the Trust's line of credit, which expired on December 28, 1998 and Vinings paid interest to the Trustee monthly at the annual rate of 8.50% through April 27, 1999, at which time the Trustee was repaid in full.

         In connection with the acquisition of the Portfolio Properties, MFI Realty, Inc., an affiliate of the officers of Vinings, received fees totaling $400,276 of which $167,103 was paid by the Operating Partnership and $233,173 was paid by the Joint Venture.

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


NOTE 8 - DISTRIBUTIONS

         Vinings has not declared or paid any dividends during the three months ended March 31, 2000. Vinings declared two dividends of five cents per share each, which were paid September 1, 1999 and December 8, 1999, respectively to shareholders of record on August 16, 1999 and November 26, 1999, respectively. For federal income tax purposes these distributions represented a return of capital. Vinings intends to continue to pay distributions to shareholders in amounts at least sufficient to enable the Trust to qualify as a REIT (See Note 2).


NOTE 9 - LEASING ACTIVITY

         The following is a schedule of future minimum rents due under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of March 31, 2000, at Peachtree:

                        2000                $289,102
                        2001                 386,175
                        2002                 148,236
                                          -----------
                       Total               $823,513
                                          ===========

         One tenant generated 48% of Peachtree's revenues for the period ended March 31, 2000. The same tenant accounts for 76% of the future minimum lease payments.


NOTE 10 - CONTINGENCIES

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


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

         Vinings paid interest of $1,230,593 and $312,319 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 12 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         Based on interest rates and other pertinent information available to Vinings as of March 31, 2000 and December 31, 1999 the Trust estimates that the carrying value of cash and cash equivalents, the mortgage notes payable, the line of credit, and other liabilities approximate their fair values when compared to instruments of similar type, terms and maturity.

         Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2000 and December 31, 1999. Although management is not aware of any factors that would significantly affect its estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2000.


NOTE 13 - 1997 STOCK OPTION AND INCENTIVE PLAN

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

         During 1998 and 1997, Vinings granted non-qualified share options to the officers, Trustees and certain key persons. The options were vested in full after one year from the date of the grant. Of the options granted in 1998, 81,250 have an exercise price of $4.00 per share as compared to a fair value of $3.63 on the date of the grant and 1,500 have an exercise price of $4.75 per share, which was equal to the fair value on the date of grant. A total of 26,000 options were granted in 1997, which have an exercise price of $5.00 per share as compared to a fair value of $4.56 per share on the date of the grant. There were no options granted during 1999 or 2000.

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

Currently Vinings conducts all of its operations through Vinings Investment Properties, L.P. (the "Operating Partnership"). As of March 31, 2000, the Trust was the sole 1% general partner and an 80.94% limited partner in the Operating Partnership. (This structure is commonly referred to as an umbrella partnership REIT or "UPREIT").

On April 29, 1999, the Operating Partnership offered, in a private transaction pursuant to a Securities Purchase Agreement (the "Purchase Agreement"), Series A Preferred Partnership interests (the "Preferred Units"). See Note 5 to Vinings' March 31, 2000 Consolidated Financial Statements. As of March 31, 2000, a total of 1,988,235 Preferred Units had been issued for an aggregate purchase price of $8,450,000, the proceeds from which were used to acquire thirteen multifamily communities (collectively, the "Portfolio Properties") from seventeen limited partnerships and limited liability companies. Eight of the Portfolio Properties (the "Mississippi Properties") were purchased through subsidiary partnerships of the Operating Partnership. The remaining Portfolio Properties (the "Joint Venture Properties") were purchased through a joint venture in which the Operating Partnership has a 20% limited partner interest and is the general partner (the "Joint Venture"). See Notes 3 and 4 to Vinings' March 31, 2000 Consolidated Financial Statements.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements of Vinings and the notes thereto.


Results of Operations
---------------------

Rental and other property revenues increased $1,828,003, or 176%, from $1,038,763 for the three months ended March 31, 1999 to $2,866,766 for the same period in 2000. This increase is due primarily to the revenues generated in connection with the Trust's ownership of the Mississippi Properties for the three months ended March 31, 2000, which were not in Vinings' portfolio during the same three month period of 1999.

Other income increased $620, or 5%, from $12,000 for the three months ended March 31, 1999 to $12,620 for the same period of 2000.

Property operating and maintenance expense increased by $705,792, or 178%, from $397,549 for the three months ended March 31, 1999, to $1,103,341 for the same period in 2000. Of this increase, $715,490 was due to expenses generated in connection with the Trusts' ownership of the Mississippi Properties for the three months ended March 31, 2000, which were not in Vinings' portfolio during the same three month period in 1999. This increase was offset by a decrease in operating expenses of $9,698 for the three months ended March 31, 2000 due primarily to savings in Windrush and Thicket's management expense.

Depreciation and amortization increased by $396,851, or 238%, from $166,557 for the three months ended March 31, 1999 to $563,408 for the same period in 2000. This increase is due primarily to depreciation generated in connection with the Trusts' ownership of the Mississippi Properties for the three months ended March 31, 2000, which were not in Vinings' portfolio during the same period of 1999. There was a slight increase in Windrush and Thicket's depreciation due to additional capital expenditures.

Amortization of deferred financing costs increased by $9,810, or 127%, from $7,726 for the three months ended March 31, 1999 to $17,536 for the same period in 2000 due to costs incurred in connection with the refinancing of the line of credit.

Interest expense increased $957,156, or 288%, from $332,079 for the three months ended March 31, 1999 to $1,289,235 for the same period in 2000, due primarily to the mortgage interest generated in connection with the Trusts' ownership of the Mississippi Properties for the three months ended March 31, 2000, which were not in the Vinings' portfolio during the same period in 1999. In addition, interest on Vinings' line of credit increased slightly due to rising interest rates. Windrush and Thicket had slight decreases in interest expense due to mortgage amortization.

General and administrative expense increased $44,275, or 31%, from $143,537 for the three months ended March 31, 1999 to $187,812 for the same period in 2000. This increase consists of: (1) overhead allocations paid to The Vinings Group totaling $41,672; (2) professional fees totaling $10,762; and (3) rent expense totaling $9,539. This increase is offset by the following decreases: (1) corporate communications expense totaling $12,939; and (2) trustee expense totaling $5,124.


Liquidity and Capital Resources
-------------------------------

Net cash was used by operating activities of $370,855 for the three months ended March 31, 2000 as compared to net cash provided by operating activities of $265,851 for the three months ended March 31, 1999. This change is due primarily to the distribution paid to the holders of Preferred Units made by the Operating Partnership. This distribution was for the six month period from July 1, 1999 to December 31, 1999 totaling $464,750 and was paid during the first quarter of 2000.

Cash flows used in investing activities decreased $104,406 from $142,185 for the three months ended March 31,1999 to $37,779 for the same period in 2000, due primarily to a reduction in capital expenditures.

Cash of $64,401 was provided by financing activities for the three months ended March 31, 1999 as compared to cash used by financing activities of $37,990 for the same of period in 2000. This is due primarily to a draw of $150,000 on the line of credit, which was offset by principal payments made on mortgage notes payable.

The cash held by Vinings at March 31, 2000, plus the cash flow from Vinings' assets, including the investment in the Joint Venture, is expected to provide sources of liquidity to allow Vinings to meet current operating obligations excluding the distributions to the preferred unitholders. Currently, the Trust's cash flow is not sufficient to make the total distribution on the Preferred Units. This is due to the assimilation of the Portfolio Properties into Vinings' operations, which has taken longer than expected. As a result, it may be necessary to draw funds from the line of credit in order to make the next scheduled distribution to preferred unitholders in August, 2000. However, if the current trend of increasing revenues and net operating income continues, management believes that sufficient cash flow may be generated in the future to make the scheduled distribution on the Preferred Units without drawing on the line of credit. However, there can be no assurance that sufficient cash flow will be generated from the Trust's operations. In addition, management plans to continue ongoing discussions with capital sources, both public and private, as well as explore financing alternatives, so as to allow the Trust to continue to grow its income producing investments.


Other Matters
-------------

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Vinings' actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the inability of Vinings to identify properties for acquisition; the inability of Vinings to continue to acquire properties in the future; the less than satisfactory performance of any property which might be acquired by Vinings; the inability to access the capital markets in order to fund Vinings' present growth and expansion strategy; the cyclical nature of the real estate market generally and locally in Georgia, Mississippi and the surrounding southeastern states; the national economic climate; the local economic climate in Georgia, Mississippi and the surrounding southeastern states; the local real estate conditions and competition in Georgia, Mississippi and the surrounding southeastern states; the ability of Vinings to identify and correct all potential Year 2000 sensitive problems; the ability of Vinings to continue to qualify as a REIT; and the ability of Vinings to generate sufficient cash flow to pay the entire preferred distribution. There can be no assurance that, as a result of the foregoing factors, Vinings' growth and expansion strategy will be successful or that the business and operations of Vinings will not be adversely affected thereby.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Vinings is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, Vinings manages exposures through its regular operating and financing activities.
Vinings does not use financial instruments for trading or other speculative purposes. Vinings is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 6 to Vinings' March 31, 2000 Consolidated Financial Statements. All of Vinings' borrowings are under fixed rate instruments, except the line of credit, which is at prime plus 1%. As of March 31, 2000 Vinings' exposure to market risk has changed due to the acquisition of the Vinings Properties and the assumption of the related mortgage indebtedness. However, Vinings has determined that there is no material market risk exposure to its consolidated financial position, results of operations or cash flows due to changes in interest rates because of the fixed rate nature of its long-term debt.

The following table presents principal reductions and related weighted average interest rates by year of expected maturity for Vinings' debt obligations as of March 31, 2000 and should be read in conjunction with Vinings' December 31, 1999 SEC form 10-K:



(In Thousands)               2000       2001      2002      2003      2004
--------------------------------------------------------------------------------

Principal Reductions
  In Mortgage Notes         $  252      $362      $393    $7,315      $367

Average Interest Rates       8.63%     8.63%     8.63%     8.63%     8.63%

Line Of Credit              $1,865       -         -         -         -

Interest Rate                9.50%       -         -         -         -

--------------------------------------------------------------------------------



                                                      Fair Value
                              There                    March 31,
(In Thousands)               -after        Total        2000
-----------------------------------------------------------------

Principal Reductions
  In Mortgage Notes          $46,305      $55,994      $55,994

Average Interest Rates         8.58%        8.63%        8.63%

Line Of Credit                  -         $ 1,865      $ 1,865

Interest Rate                   -           9.50%        9.50%

-----------------------------------------------------------------

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     3.1 Third Amended and Restated Declaration of Trust of Vinings effective July 1, 1999 (incorporated by reference to Exhibit 3.1 to Vinings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 0-13693).

     3.2 Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of Vinings Investment Properties, L.P. (filed herewith).

     3.3 Certificate of Designation Classifying and designating a series of Preferred Shares as Series A Convertible Preferred Shares of the Trust (filed herewith).

     27   Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K

Current Report on Form 8-K, dated February 23, 2000, was filed with the Securities and Exchange Commission regarding a change in the Trust's independent public accountant.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Vinings Investment Properties Trust


                            By: /s/ Stephanie A. Reed
                            -----------------------------
                               Stephanie A. Reed
                               Vice President and Treasurer



Dated:   May 17, 2000