Form 10-Q
period 2000-06-30
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 2000-08-15
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   ******************************************

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   ******************************************
                    For the period ended JUNE 30, 2000




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

                                    Yes X   No___

The number of shares outstanding as of August 7, 2000 was 1,100,491.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                         INDEX OF FINANCIAL INFORMATION


PART I   FINANCIAL INFORMATION                                             PAGE

Item 1   Financial Statements

         Consolidated Balance Sheets (unaudited) as of June 30, 2000
         and December 31, 1999                                                3

         Consolidated Statements of Operations (unaudited)
         for the three and six months ended June 30, 2000 and 1999            4

         Consolidated Statement of Shareholders' Equity (unaudited)
         for the six months ended June 30, 2000                               5

         Consolidated Statements of Cash Flows (unaudited)
         for the three and six months ended June 30, 2000 and 1999            6

         Notes to Consolidated Financial Statements                           7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 19


PART II  OTHER INFORMATION/SIGNATURE

Item 6            Exhibits and Reports on Form 8-K                           23

                  Signature                                                  24


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                  June 30,          December 31,
                                                                                    2000               1999
                                                                                -------------     ---------------

   Real estate assets:
       Land                                                                     $  8,247,900         $ 8,247,900
       Buildings and improvements                                                 55,588,622          55,545,257
       Furniture, fixtures & equipment                                             4,039,936           3,968,848
   Less:  accumulated depreciation                                                (4,468,137)         (3,351,811)
                                                                                -------------     ---------------
             Net real estate assets                                               63,408,321          64,410,194


   Investment in unconsolidated Joint Venture                                      1,435,234           1,551,974
   Cash and cash equivalents                                                         783,041             916,215
   Restricted cash                                                                 1,739,526           1,816,102
   Receivable from Joint Venture                                                      16,540              27,356
   Receivables and other assets                                                      188,248             236,900
   Deferred financing costs, less accumulated amortization of $160,355 and
       $127,656 at June 30, 2000 and December 31, 1999, respectively                 105,210             117,908

   Deferred leasing costs, less accumulated amortization of $70,857 and
       $59,240 at June 30, 2000 and December 31, 1999, respectively                   26,047              37,665
                                                                                -------------     ---------------
    Total assets                                                                $ 67,702,167         $69,114,314
                                                                                =============     ===============


   LIABILITIES AND SHAREHOLDERS' EQUITY

   Mortgage notes payable                                                       $ 54,912,036         $55,074,923
   Line of credit                                                                  1,865,000           1,715,000
   Accounts payable and accrued liabilities                                        1,523,418           1,899,937
   Distributions payable to Preferred Unitholders                                    232,375             464,750
   Dividends payable to Preferred Shareholders                                       232,375                   -
                                                                                -------------     ---------------
            Total liabilities                                                     58,765,204          59,154,610
                                                                                -------------     ---------------


   Minority interests of unitholders in Operating Partnership:
       Preferred partnership interests                                                     -           8,730,003
       Common partnership interests                                                   12,535             222,084
                                                                                -------------     ---------------
            Total minority interests                                                  12,535           8,952,087
                                                                                -------------     ---------------


   Shareholders' equity:
       Series A convertible preferred shares of beneficial interest,               8,867,529                   -
       (par value $.01 per share) 2,050,000 authorized, 1,988,235 and 0 shares issued and outstanding at June 30, 2000 and
       December 31, 1999, respectively

       Common  shares of  beneficial  interest,  without  par or  stated  value,
       25,000,000   authorized,   1,100,491  and  1,100,493  shares  issued  and
       outstanding at June 30, 2000 and December 31, 1999, respectively

       Additional paid in capital                                                  3,295,976           3,295,998
       Accumulated deficit                                                        (3,239,077)         (2,288,381)
                                                                                -------------     ---------------
          Total shareholders' equity                                               8,924,428           1,007,617
                                                                                -------------     ---------------
   Total liabilities and shareholders' equity                                   $ 67,702,167         $69,114,314
                                                                                =============     ===============

The accompanying notes are an integral part of these consolidated financial statements.



                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                             For the three                   For the six
                                                          months ended June 30,          months ended June 30,
                                                        ------------------------       ------------------------
                                                            2000         1999              2000         1999
                                                        -----------   ----------       -----------  -----------
 REVENUES

     Rental revenues                                    $ 2,807,741  $2,170,334       $ 5,538,273  $ 3,168,723
     Other property revenues                               164,704      105,492           300,938      145,866
     Other income                                           14,811        6,270            27,431       18,270
                                                        -----------   ----------       -----------  -----------
                                                         2,987,256    2,282,096         5,866,642    3,332,859
                                                        -----------   ----------       -----------  -----------

EXPENSES

     Property operating and maintenance                  1,104,805      846,533         2,208,146    1,244,082
     Depreciation and amortization                         564,535      427,314         1,127,943      593,871
     Amortization of deferred financing costs               15,163       12,599            32,699       20,325
     Interest expense                                    1,293,920      956,304         2,583,155    1,288,383
     General and administrative                            178,115      118,300           365,927      261,837
                                                        -----------   ----------       -----------  -----------
                                                         3,156,538    2,361,050         6,317,870    3,408,498

     Loss before equity in loss of unconsolidated
         Joint Venture and minority interests             (169,282)     (78,954)         (451,228)     (75,639)

     Equity in loss of unconsolidated Joint Venture        (43,033)     (17,768)         (106,740)     (17,768)
                                                        -----------   ----------       -----------  -----------

     Loss before minority interests                       (212,315)     (96,722)         (557,968)     (93,407)

     Less Minority interests in Operating Partnership:
         Preferred partnership interests                         -      229,830           336,758      229,830
         Common partnership interests                      (86,309)     (58,973)         (209,549)     (58,374)
                                                        -----------   ----------       -----------  -----------

     Net loss                                             (126,006)    (267,579)         (685,177)    (264,863)
                                                        -----------   ----------       -----------  -----------

         Dividends to preferred shareholders               232,375            -           232,375            -
         Accretion to preferred shareholders                33,144            -            33,144            -
                                                        -----------   ----------       -----------  -----------

     Net loss available to common shareholders           $(391,525)   $(267,579)        $(950,696)   $(264,863)
                                                        ===========   ==========       ===========  ===========


NET LOSS PER SHARE - BASIC                                 $ (0.36)     $ (0.24)          $ (0.86)     $ (0.24)
                                                        ===========   ==========       ===========  ===========
NET LOSS PER SHARE - DILUTED                               $ (0.36)     $ (0.24)          $ (0.86)     $ (0.24)
                                                        ===========   ==========       ===========  ===========


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC              1,100,490    1,100,503         1,100,491    1,100,504
                                                        ===========   ==========       ===========  ===========
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED            1,343,036    1,343,049         1,343,037    1,343,050
                                                        ===========   ==========       ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONSOLIDATED  STATEMENT OF  SHAREHOLDERS'  EQUITY For the three months ended June 30, 2000
                                   (unaudited)

                                                 Series A          Additional                                Total
                                                Convertible         paid in           Accumulated        Shareholders'
                                              Preferred Shares      capital             deficit                equity
                                             -----------------  --------------      --------------       -------------

BALANCE AT DECEMBER 31, 1999                     $         -      $ 3,295,998        $ (2,288,381)        $ 1,007,617

Net loss                                                   -                -            (950,696)           (950,696)

Conversion of preferred units to
    preferred shares                               8,867,529                                                8,867,529

Retirement of shares                                       -              (22)                -                  (22)

BALANCE AT JUNE 30, 2000                         $ 8,867,529      $ 3,295,976        $ (3,239,077)        $ 8,924,428
                                             ================    =============      ==============    ================

The accompanying notes are an integral part of these consolidated financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               For the six months ended June 30,
                                                                                    2000              1999
                                                                               -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                         $ (685,177)       $ (264,863)
                                                                               -------------      -------------

Adjustments to reconcile net loss to net cash provided by operating activities:

        Depreciation and amortization                                             1,127,943           593,871
        Amortization of deferred financing costs                                     32,699            20,325
        Equity in loss of unconsolidated Joint Venture                              106,740            17,768
        Minority interests in Operating Partnership:
           Preferred partnership interests                                          336,758           229,830
           Common partnership interests                                            (209,549)          (58,374)
        Distributions to preferred unitholders                                     (464,750)                -
        Changes in assets and liabilities, net of the effect
           of real estate assets acquired
               Restricted cash                                                       76,576          (235,645)
               Receivable from Joint Venture                                         10,816                 -
               Receivables and other assets                                          48,652            (5,307)
               Capitalized leasing costs                                                  -           (12,213)
               Accounts payable and accrued liabilities                            (376,519)          297,565
                                                                               -------------      ------------
        Total adjustments                                                           689,366           847,820
                                                                               -------------      ------------
Net cash provided by operating activities                                             4,189           582,957
                                                                               -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of real estate assets                                                            -        (6,066,073)
Capital expenditures                                                               (114,453)         (191,848)
Investment in unconsolidated Joint Venture                                                -        (1,705,100)
Acquisition advances from Joint Venture                                                   -           363,837
Distributions from Joint Venture                                                     10,000                 -
                                                                               -------------      ------------
Net cash used in investing activities                                              (104,453)       (7,599,184)
                                                                               -------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

Deferred financing costs                                                            (20,000)          (29,242)
Net proceeds (repayments) from/to line of credit                                    150,000        (1,065,000)
Principal repayments on mortgage notes payable                                     (162,888)         (101,449)
Purchase of retired shares                                                              (22)               (3)
Proceeds from issuance of preferred partnership interests                                 -         8,450,000
                                                                               -------------   ---------------

Net cash provided (used) by financing activities                                    (32,910)        7,254,306
                                                                               -------------   ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (133,174)          238,079

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    916,215           158,302
                                                                              -------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  783,041         $ 396,381
                                                                               =============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2000


NOTE 1 - BUSINESS AND ORGANIZATION

         Vinings Investment Properties Trust ("Vinings" or the "Trust") was organized on December 7, 1984 as a mortgage real estate investment trust ("REIT") whose original plan was to liquidate within approximately ten years. On February 28, 1996, Vinings Investment Properties, Inc. completed a tender offer to acquire control of the Trust in order to rebuild Vinings assets by expanding into the multifamily real estate markets through the acquisition of garden style apartment communities which are leased to middle-income residents. Current management believes that these investments will provide attractive sources of income to Vinings which will not only increase net income and provide cash available for future distributions, but will increase the value of Vinings' real estate portfolio as well. Effective July 1, 2000 Vinings no longer qualifies as a REIT for federal income tax purposes and will be taxed as a corporation (See
         Note 2).

         Currently Vinings conducts all of its operations through Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership. As of June 30, 2000, the Trust was the sole 1% general partner and an 92.72% limited partner in the Operating Partnership, controlling 80.94% of the common partnership interests and 100% of the preferred partnership interests (See Note 5).

         On April 29, 1999, the Operating Partnership offered, in a private transaction pursuant to a Securities Purchase Agreement (the "Purchase Agreement"), Series A Convertible Preferred Partnership interests (the "Preferred Units"), the proceeds from which were used to acquire thirteen multifamily communities (collectively, the "Portfolio Properties") from seventeen limited partnerships and limited liability companies. Eight of the Portfolio Properties were purchased through subsidiary partnerships of the Operating Partnership. The remaining Portfolio Properties were purchased through a joint venture structure. Effective April 1, 2000, 100% of the 1,988,235 Preferred Units were converted to Series A Convertible Preferred Shares of the Trust (the "Preferred Shares") with the same rights, preferences and privileges as the Preferred Units (See Note 5).

         Vinings currently owns, through wholly owned subsidiaries, ten apartment communities totaling 1,520 units and a 75,000 square foot, single story business park. In addition, Vinings holds a 20% interest in and is the general partner of an unconsolidated joint venture, which owns through subsidiary partnerships five additional apartment communities totaling 968 units (See Note 4). At June 30, 2000, the average occupancy of Vinings' portfolio, including the communities held by the unconsolidated joint venture, was 94%.

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

         The minority interests of the common unitholders in the Operating Partnership (the "Common Units") reflected on the accompanying balance sheets are calculated based on the common unitholders' minority interest ownership percentage as compared to the total common unitholders interest (18.06% as of June 30, 2000) multiplied by the Operating Partnership's net assets. The minority interests of the preferred unitholders at December 31, 1999 on the accompanying balance sheet represents cash contributed in exchange for those units and the accrued liquidation preference of $0.21 per Preferred Unit ($280,003 at December 31, 1999) The Preferred Units were exchanged for Preferred Shares effective April 1, 2000 and are reflected on the accompanying balance sheet as the cash contributed and the accrued liquidation preference of $0.21 per Preferred Share ($417,529 at June 30, 2000).

         The minority interests of the common unitholders in the income or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average minority interest ownership percentage (approximately 18% for all periods presented) multiplied by income (loss) before minority interests after subtracting income allocated to the preferred partnership interests. The minority interests of the preferred unitholders on the statements of operations for the three months ended June 30, 1999 ($229,830) and for the six months ended June 30, 1999 and 2000 ($229,830 and $336,758 respectively) represents the accrued preferred 11% return on the Preferred Units and the accrued pro rata liquidation preference of $0.21 per Preferred Unit.


         Income Taxes
         ------------

         Prior to June 30, 2000, Vinings had elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, Vinings was generally not subject to federal income taxation on that portion of its income that qualified as REIT taxable income to the extent that Vinings distributed at least 95% of its taxable income to its shareholders and satisfied certain other requirements. Effective July 1, 2000 Vinings no longer qualifies as a REIT for federal income tax purposes and will be taxed as a corporation. However, the Trust is not currently generating taxable income and accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

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


         Real Estate Assets
         ------------------

         Real estate assets are stated at depreciated cost less reductions for impairment, if any. In identifying potential impairment, management considers such factors as declines in a property's operating performance or market value, a change in use, or adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from the asset's use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset's carrying cost, the asset is written down to its fair value. In management's opinion, there has been no impairment of Vinings' real estate assets as of June 30, 2000.

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

         Net Loss Per Share
         ------------------
         The following is a reconciliation of net loss available to the common shareholders and the weighted average shares used in Vinings' basic and diluted net loss per share computations:

                                                                        For the three months            For the six months
                                                                           Ended June 30,                 Ended June 30,
                                                                      2000           1999             2000            1999
                                                                 -------------------------------------------------------------
         Net loss - basic                                          $(391,525)      $(267,579)    $   (950,696)      $(264,863)
          Minority interests in Operating Partnership:
             Preferred partnership interests                               -              -                -               -
             Common partnership interests                            (86,309)        (58,973)        (209,549)        (58,374)
                                                                 -------------------------------------------------------------
         Total minority interest                                     (86,309)        (58,973)        (209,549)        (58,374)
                                                                 -------------------------------------------------------------

         Net loss - diluted                                        $(477,834)      $(326,552)    $ (1,160,245)      $(323,237)
                                                                 =============================================================

         Weighted average shares - basic                           1,100,490       1,100,503        1,100,491       1,100,504
         Dilutive Securities
             Weighted average Common Units                           242,546         242,546          242,546         242,546
             Weighted average Preferred Units/Shares                      -               -                -               -
             Share options                                                -               -                -               -
                                                                 -------------------------------------------------------------
         Weighted average shares - diluted                         1,343,036       1,343,049        1,343,037       1,343,050
                                                                 =============================================================

          Both common units and preferred units in the Operating Partnership held by the minority unitholders and preferred shares of the Trust are redeemable for common shares of beneficial interest of the Trust ("Shares") on a one-for-one basis, or for cash, at the option of the Trust. For the three months and six months ended June 30, 1999, and 2000, options to purchase 107,250 shares and 103,500 shares, respectively were excluded as the impact of such options was antidilutive. For the three months ended June 30, 1999 and six months ended June 30, 1999 and 2000 Preferred Units totaling 1,988,235 and for the three months ended June 30, 2000 Preferred Shares totaling 1,988,235 were also excluded as the impact of such units was antidilutive.


          Recent Accounting Pronouncement
          -------------------------------

          Vinings adopted Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income," during 1998, which establishes a standard for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in shareholders' equity. As of June 30, 2000 and 1999, Vinings had no items of other comprehensive income.

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


NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

          On May 1, 1999, Vinings purchased, through a joint venture structure, five apartment communities, totaling 968 units (the "Joint Venture Properties"). The Joint Venture Properties were purchased by nine individual partnerships in each of which Vinings Holdings, Inc., a wholly owned subsidiary of the Trust, owns a .1% general partnership interest and Vinings/CMS Master Partnership, L.P. (collectively, the "Joint Venture"), a Delaware limited partnership, owns a 99.9% limited partnership interest. The Operating Partnership has a .1% general partner interest and a 19.98% limited partner interest in the Joint Venture, for which it paid $1,705,100. This investment was funded by the issuance of the Preferred Units, which effective April 1, 2000 were converted to Preferred Shares (See Note 5). The remaining limited partnership interests in the Joint Venture are held by an unaffiliated third party. The Joint Venture was formed on March 22, 1999, primarily to acquire the limited partner interest in limited partnerships that acquire, operate, manage, hold and sell certain real property, specifically the Joint Venture Properties. The aggregate purchase price paid by the property partnerships for the Joint Venture Properties was $46,634,603 (excluding closing costs), which included the assumption of approximately $39,265,000 of debt with the balance paid in cash. A total of approximately $716,400 in escrows held by the mortgagees was also purchased.

          Vinings accounts for its investment in the Joint Venture using the equity method of accounting. The following is a summary of the results of operations of the Joint Venture and Vinings' share of the equity in the loss from the Joint Venture for the three months and six months ended June 30, 2000:


                                                                              For the three         For the six
                                                                               months ended         months ended
                                                                              June 30, 2000        June 30, 2000
                                                                            -----------------     ---------------

         Revenues                                                               $ 1,734,856          $3,388,714

         Expenses:
              Property operating and maintenance                                    696,314           1,414,153
              General and administrative                                             11,971              25,661
              Depreciation and amortization                                         378,702             755,471
              Interest expense                                                      863,038           1,727,130
                                                                            ----------------       -------------
                  Total Expenses                                                  1,950,025           3,922,415
                                                                            ----------------       -------------

         Net loss                                                                  (215,169)           (533,701)

              Vinings' equity percentage                                               20%                 20%
                                                                           ----------------        -------------

         Vinings' equity in loss of unconsolidated Joint Venture                $   (43,033)         $ (106,740)
                                                                          ==================       =============
         Distributions received by Vinings from Joint Venture                   $    10,000          $   10,000
                                                                          ==================       =============
         Cash flows provided by operating activities                                                 $   54,756
                                                                                                   =============
         Cash flows used in investing activities                                                     $  (90,399)
                                                                                                   =============
         Cash flows used in financing activities                                                     $ (157,935)
                                                                                                   =============


         The following summarizes the balance sheet of the Joint Venture as of June 30, 2000:

               Real estates assets, net of accumulated depreciation                                 $45,552,034
               Cash and other assets                                                                  1,584,385
                                                                                                   -------------
                         Total assets                                                               $47,136,419
                                                                                                   =============

               Mortgage notes payable                                                              $39,051,275
               Other liabilities                                                                       909,374
                                                                                                   -------------
                    Total liabilities                                                               39,960,649
                                                                                                   -------------

               Capital - Vinings                                                                     1,435,234
               Capital - Other                                                                       5,740,536
                                                                                                   -------------
                   Total capital                                                                     7,175,770
                                                                                                   -------------
                        Total liabilities and capital                                              $47,136,419
                                                                                                  =============


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


NOTE 5 - SHAREHOLDERS' EQUITY AND PREFERRED PARTNERSHIP INTERESTS

          On April 29, 1999, the Operating Partnership offered in a private transaction Preferred Units pursuant to the Purchase Agreement. A total of 1,988,235 Preferred Units were issued for an aggregate purchase price of $8,450,000. The Operating Partnership used the proceeds of the sales of the Preferred Units to pay the cash consideration for the Operating Partnership's interests in the property partnerships that acquired the Mississippi Properties, and its interest in the Joint Venture. (See Notes 3 and 4.)

          Effective April 1, 2000, in accordance with the Purchase Agreement, Vinings converted all of the Preferred Units to Preferred Shares having the same rights, preferences and privileges as the Preferred Units. The holders of Preferred Shares are entitled to receive cumulative preferential cash distributions at the per annum rate of $0.4675 per Preferred Share. Upon the occurrence of certain triggering events, the holders of Preferred Shares are entitled to receive, in addition to an amount equal to any accumulated and unpaid distributions on such holder's Preferred Shares, a liquidation preference of $4.46 per Preferred Share.

          Under certain circumstances, the holders of Preferred Shares may convert any part or all of such Preferred Shares into common shares. In lieu of converting Preferred Shares into common shares, the Trust, in its sole discretion, may satisfy its conversion obligations through certain cash payments, as further set forth in the Declaration of Trust.

          Generally, the holders of Preferred Shares do not have the right to vote on any matter on which any of the holders of common shares may vote. The holders of Preferred Shares do, however, have the right to vote as a separate class of shareholders on certain transactions including, without limitation, certain authorizations and issuances of preferred shares designated as ranking senior to the Preferred Shares, certain amendments to the Declaration of Trust, and certain sales or other dispositions of assets of the Trust or the Operating
          Partnership, certain mergers or consolidations of the Trust or the Operating Partnership, and transactions which result in the liquidation of the Trust or the Operating Partnership.

          As of June 30, 2000, a total of 1,988,235 Preferred Shares were outstanding. In addition, as of June 30, 2000 a total of $417,529 had been accrued as a liquidation preference on the Preferred Shares.

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



NOTE 6 - NOTES PAYABLE

          Mortgage Notes Payable
          ----------------------

          Mortgage notes payable were secured by the following apartment communities at June 30, 2000 and December 31, 1999, as follows:


                                                      Fixed interest rate as         Principal      Balance as of:
                                      Maturity              of 6/30/00                6/30/00          12/31/99
                                 -------------------- ------------------------   --------------    ---------------
        Cottonwood                    10/01/2036               8.875%              $ 4,675,409       $ 4,683,888
        Delta Bluff                   08/01/2036               9.25 %                6,193,267         6,203,591
        Foxgate I                     06/01/2037               8.50 %                6,586,115         6,598,549
        Hampton House                 08/01/2037               8.50 %                5,159,208         5,169,167
        Heritage Place                10/01/2036               8.75 %                3,135,986         3,141,865
        Northwood                     06/01/2034               8.75 %                4,472,482         4,482,862
        River Pointe                  01/01/2037               8.625%                5,970,148         5,981,475
        Trace Ridge                   07/01/2036               8.50 %                5,319,232         5,330,125
        The Thicket                   07/01/2003               9.04 %                7,167,185         7,200,487
        Windrush                      07/01/2024               7.50 %                6,233,004         6,282,914
                                                                                 --------------    ---------------
             Total                                                                 $54,912,036       $55,074,923
                                                                                 ==============    ===============

          All of the notes except The Thicket are insured by HUD and, therefore, distributions from the properties are subject to "surplus cash" as defined by HUD.

          Scheduled maturities of the mortgage notes payable as of June 30, 2000 are as follows:

                         2000              $   169,827
                         2001                  361,792
                         2002                  393,425
                         2003                7,314,761
                         2004                  367,596
                         Thereafter         46,304,635
                                          -------------
                         Total             $54,912,036
                                          =============


         Line of Credit
         --------------

          On April 27, 1999 Vinings obtained a line of credit in the amount of $2,000,000 from a financial institution. The line of credit is secured by Peachtree Business Center. The interest rate on the line of credit is one percent over prime as posted in The Wall Street Journal, which was 9.50% at June 30, 2000. The principal balance of the line of credit as of June 30, 2000 and December 31, 1999 was $1,865,000 and $1,715,000, respectively. The line of credit expired on April 27, 2000 and was renewed until April 30, 2001.

NOTE 7 - RELATED PARTY TRANSACTIONS

          On January 1, 1999, Vinings entered into management agreements with VIP Management, LLC ("VIP"), an affiliate of the officers, who are also Trustees of Vinings, to provide property management services for a fee equal to varying percentages ranging from three and one half to six percent of gross revenues, plus a fee for data processing. Effective January 1, 2000, the management fee percentages were reduced to three and one half percent on all of the multifamily communities. Prior to January 1, 1999, Vinings had entered into management agreements with Vinings Properties, Inc., also an affiliate of the officers of Vinings, to provide property management services on substantially the same terms as the current agreements. In addition, as a commitment to the rebuilding of Vinings, prior to 1998 The Vinings Group, Inc., the parent corporation of Vinings Properties, Inc. (collectively with VIP, "The Vinings Group"), provided numerous services at no cost to Vinings relating to administration, acquisition, and capital and asset advisory services. Certain direct costs paid on Vinings' behalf were reimbursed to The Vinings Group. Beginning January 1, 1998 the Vinings Group has charged Vinings for certain overhead charges. Beginning August 1, 1999, the Trust has also paid for its pro-rata share of rent, administrative and other overhead charges, which includes reimbursing The Vinings Group for a pro-rata portion of salaries and benefits for the officers and other employees providing services to Vinings. Effective July 1, 2000 Vinings restructured its relationship with VIP who will administer the Trust for an advisory fee equal to 1 1/2% of gross revenues, including the revenues from the Joint Venture Properties. The advisory fee is in lieu of reimbursing VIP for all overhead, salaries and other indirect costs attributable to the Trust's operations. (See Note 14)

          The following table reflects payments made to The Vinings Group:


                                             Three months ended                Six months ended
                                                  June 30,                         June 30,
                                         ------------------------       --------------------------
                                             2000         1999               2000        1999
                                         -----------   ----------       ------------  ------------

 VININGS
      Management fees                      $105,720    $ 97,111           $209,006       $153,295
      Data processing fees                   16,416      15,352             32,832         22,192
      Overhead reimbursements                94,298      53,250                           106,500
                                                                           189,219
                                         -----------  -----------      -------------  ------------
           Total                           $216,434    $165,713           $431,057       $281,987
                                         ===========  ===========      =============  ============

 JOINT VENTURE
      Management fees                       $70,855    $ 48,636           $142,680       $ 48,636
      Data processing fees                   14,520       9,680             29,040          9,680
                                         -----------  -----------      -------------  ------------
            Total                          $ 85,375    $ 58,316           $171,720       $ 58,316
                                         ===========  ===========      =============  ============


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

          As a result of the Stock Transaction, fewer than five shareholders own in excess of 50% of the equity in Vinings. On March 15, 2000, the Board of Trustees voted to waive the ownership limitations in Vinings' Declaration of Trust with respect to shareholders acquiring shares in the Stock Transaction, as well as with respect to certain holders of Preferred Shares.


NOTE 8 - DISTRIBUTIONS

          Vinings has not declared or paid any dividends during the three and six months ended June 30, 2000. Vinings declared two dividends of five cents per share each, which were paid September 1, 1999 and December 8, 1999, respectively to shareholders of record on August 16, 1999 and November 26, 1999, respectively. For federal income tax purposes these distributions represented a return of capital.


NOTE 9 - LEASING ACTIVITY

          The following is a schedule of future minimum rents due under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 2000, at Peachtree:


                   2000                $192,972
                   2001                 386,175
                   2002                 148,236
                                     -----------
                   Total               $727,383
                                    ============

          One tenant generated 48% of Peachtree's revenues for the period ended June 30, 2000. The same tenant accounts for 76% of the future minimum lease payments.

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


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

          Vinings paid interest of $2,465,771 and $1,241,232 for the six months ended June 30, 2000 and 1999, respectively.


NOTE 12 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          Based on interest rates and other pertinent information available to Vinings as of June 30, 2000 and December 31, 1999 the Trust estimates that the carrying value of cash and cash equivalents, the mortgage notes payable, the line of credit, and other liabilities approximate their fair values when compared to instruments of similar type, terms and maturity.

          Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2000 and December 31, 1999. Although management is not aware of any factors that would significantly affect its estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2000.


NOTE 13 - 1997 STOCK OPTION AND INCENTIVE PLAN

          Vinings' 1997 Stock Option and Incentive Plan (the "Plan") provides incentives to officers, employees, Trustees, and other key persons including the grant of share options, share appreciation rights, restricted and unrestricted share awards, performance share awards, and dividend equivalent rights.

          Under the Plan, the maximum number of shares that may be reserved and available for issuance is 10% of the total number of outstanding shares at any time plus 10% of the number of Units outstanding at any time that are subject to redemption rights. At June 30, 2000 the total number of shares available for issuance under the Plan was 134,305. Options granted under the Plan expire ten years from the date of grant.

          During 1998 and 1997, Vinings granted non-qualified share options to the officers, Trustees and certain key persons. The options were vested in full after one year from the date of the grant. A total of 26,000 options were granted in 1997, which have an exercise price of $5.00 per share as compared to a fair value of $4.56 per share on the date of the grant. Of the options granted in 1998, 76,000 have an exercise price of $4.00 per share as compared to a fair value of $3.63 on the date of the grant and 1,500 have an exercise price of $4.75 per share, which was equal to the fair value on the date of grant. There were no options granted during 1999 or 2000.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview
--------

Vinings Investment Properties Trust ("Vinings" or the "Trust") was organized on December 7, 1984 as a mortgage real estate investment trust ("REIT") whose original plan was to liquidate within approximately ten years. On February 28, 1996, Vinings Investment Properties, Inc. completed a tender offer to acquire control of the Trust in order to rebuild Vinings assets by expanding into the multifamily real estate markets through the acquisition of garden style apartment communities which are leased to middle-income residents. Current management believes that these investments will provide attractive sources of income to Vinings which will not only increase net income and provide cash available for future distributions, but will increase the value of Vinings' real estate portfolio as well. Effective July 1, 2000 Vinings no longer qualifies as a REIT for federal income tax purposes and will be taxed as a corporation. (See
Note 2 to Vinings' June 30, 2000 consolidated financial statements.)

Currently Vinings conducts all of its operations through Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership. As of June 30, 2000, the Trust was the sole 1% general partner and an 92.72% limited partner in the Operating Partnership, controlling 80.94% of the common partnership interests and 100% of the preferred partnership interests (See Note 5 to Vinings' June 30, 2000 consolidated financial statements.)

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements of Vinings and the notes thereto.


Results of Operations
---------------------

Rental and other property revenues increased $696,619 or 31%, from $2,275,826 for the three months ended June 30, 1999 to $2,972,445 for the same period in 2000, and $2,524,622 or 76%, from $3,314,589 for the six months ended June 30, 1999 to $5,839,211 for the same period in 2000. This increase is due primarily to the revenues generated in connection with the Trust's ownership of the Mississippi Properties for the three and six months ended June 30, 2000, which were only in Vinings' portfolio during May and June of 1999.

Other income increased $8,541 or 136%, from $6,270 for the three months ended June 30, 1999 to $14,811 for the same period of 2000, and $9,161 or 50% from $18,270 for the six months ended June 30, 1999 to $27,431 for the same period in 2000. This increase is due interest earned on cash balances.

Property operating and maintenance expense increased by $258,272, or 31%, from $846,533 for the three months ended June 30, 1999, to $1,104,805 for the same period in 2000, and $964,064 or 77% from $1,244,082 for the six months ended June 30, 1999 to $2,208,146 for the same period in 2000. Of this increase, $974,632 was due to expenses generated in connection with the Trusts' ownership of the Mississippi Properties for the six months ended June 30, 2000, which were only in Vinings' portfolio during May and June of 1999. This increase was offset by a decrease in operating expenses of $10,568 for the six months ended June 30, 2000 due primarily to savings in Windrush and Thicket's management fee expense.

Depreciation and amortization increased by $137,221, or 32%, from $427,314 for the three months ended June 30, 1999 to $564,535 for the same period in 2000, and $534,072 or 90 % from $593,871 for the six months ended June 30, 1999 to $1,127,943 for the same period in 2000. This increase is due primarily to depreciation generated in connection with the Trusts' ownership of the Mississippi Properties for the three months ended June 30, 2000, which were only in Vinings' portfolio during May and June of 1999. There was a slight increase in Windrush and Thicket's depreciation due to additional capital expenditures.

Amortization of deferred financing costs increased by $2,564, or 20%, from $12,599 for the three months ended June 30, 1999 to $15,163 for the same period in 2000, and $12,374 or 61% from $20,325 for the six months ended June 30, 1999 to $32,699 for the same period in 2000. This increase is due to costs incurred in connection with the refinancing of the line of credit.

Interest expense increased $337,616, or 35%, from $956,304 for the three months ended June 30, 1999 to $1,293,920 for the same period in 2000, and $1,294,772 or 100% from $1,288,383 for the six months ended June 30, 1999 to $2,583,155 for the same period in 2000. This increase is due primarily to the mortgage interest generated in connection with the Trusts' ownership of the Mississippi Properties for the three and six months ended June 30, 2000, which were only in the Vinings' portfolio during May and June of 1999. In addition, interest on Vinings' line of credit increased slightly due to rising interest rates. Windrush and Thicket had slight decreases in interest expense due to mortgage amortization.

General and administrative expense increased $59,815, or 51%, from $118,300 for the three months ended June 30, 1999 to $178,115 for the same period in 2000, and $104,090 or 40% from $261,837 for the six months ended June 30, 1999 to $365,927 for the same period in 2000. For the three months ended June 30, 2000, this increase consists of (1) overhead allocations paid to The Vinings Group totaling $41,059; (2) office expense totaling $11,981; (3) professional fees totaling $3,833; and (4) corporate communications expense totaling $8,507. This increase is offset by a decrease in trustee expense totaling $5,652. The increase for the six months ending June 30, 2000 consists of (1) overhead allocations paid to The Vinings Group totaling $82,730; (2) professional fees totaling $14,595; and (3) office expense totaling $21,070. This increase is offset by the following decreases: (1) corporate communications expense totaling $6,252; and (2) trustee expense totaling $10,776.


Liquidity and Capital Resources
-------------------------------

Net cash was provided by operating activities of $4,189 for the six months ended June 30, 2000 as compared to net cash provided by operating activities of $582,957 for the six months ended June 30, 1999. This change is due primarily to the distribution paid to the holders of Preferred Units made by the Operating Partnership. This distribution was for the six month period from July 1, 1999 to December 31, 1999 totaling $464,750 and was paid during the first quarter of 2000.

Net cash was used in investing activities of $104,453 for the six months ended June 30, 2000 as compared to net cash used in investing activities of $7,599,184 for the six months ended June 30,1999, due primarily to the purchase of the Mississippi Properties in May, 1999 and higher capital expenditures for the first six months of 1999.

Net cash was used by financing activities of $32,909 for the six months ended June 30, 2000 as compared to net cash used by financing activities of $7,254,306 for the same period in 1999. The cash provided by financing activities for the six months ended June 30, 1999, consists of $8,450,000 proceeds from issuance of preferred partnership interests which was offset by (1) $1,065,000 pay down on the line of credit; (2) $29,242 deferred financing costs relating primarily to the line of credit and; (3) $101,449 repayments on mortgage notes payable. The cash used by financing activities for the six months ended June 30, 2000, is due primarily to a draw of $150,000 on the line of credit, which was offset by principal payments made on mortgage notes payable totaling $162,888 and deferred financing costs on the line of credit totaling $20,000.

The cash held by Vinings at June 30, 2000, plus the cash flow from Vinings' assets, including the investment in the Joint Venture, is expected to provide sources of liquidity to allow Vinings to meet current operating obligations excluding the distributions to the preferred shareholders. While Vinings has been able to pay currently the preferred distributions from the Trust's cash flow, Vinings may not have sufficient cash flow from operations to make future distributions on the Preferred Shares. This is due to the assimilation of the Portfolio Properties into Vinings' operations, which has taken longer than expected as well as less than anticipated distributions from the Joint Venture. However, if the current trend of increasing revenues and net operating income continues, management believes that sufficient cash flow may be generated in the future to make the scheduled distribution on the Preferred Shares without drawing on the line of credit. However, there can be no assurance that sufficient cash flow will be generated from the Trust's operations. In addition, management plans to continue ongoing discussions with capital sources, both public and private, as well as explore financing alternatives, so as to allow the Trust to continue to grow its income producing investments.


Other Matters
-------------

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Vinings' actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the inability of Vinings to identify properties for acquisition; the inability of Vinings to continue to acquire properties in the future; the less than satisfactory performance of any property which might be acquired by Vinings; the inability to access the capital markets in order to fund Vinings' growth and expansion strategy; the cyclical nature of the real estate market generally and locally in Georgia, Mississippi and the surrounding southeastern states; the national economic climate; the local economic climate in Georgia, Mississippi and the surrounding southeastern states; the local real estate conditions and competition in Georgia, Mississippi and the surrounding southeastern states; the ability of Vinings to identify and correct all potential Year 2000 sensitive problems; and the ability of Vinings to generate sufficient cash flow to pay the entire preferred distribution. There can be no assurance that, as a result of the foregoing factors, Vinings' growth and expansion strategy will be successful or that the business and operations of Vinings will not be adversely affected thereby.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Vinings is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, Vinings manages exposures through its regular operating and financing activities.
Vinings does not use financial instruments for trading or other speculative purposes. Vinings is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 6 to Vinings' June 30, 2000 Consolidated Financial Statements. All of Vinings' borrowings are under fixed rate instruments, except the line of credit, which is at prime plus 1%. As of June 30, 2000 Vinings' exposure to market risk has changed due to the acquisition of the Vinings Properties and the assumption of the related mortgage indebtedness. However, Vinings has determined that there is no material market risk exposure to its consolidated financial position, results of operations or cash flows due to changes in interest rates because of the fixed rate nature of its long-term debt.

The following table presents principal reductions and related weighted average interest rates by year of expected maturity for Vinings' debt obligations as of June 30, 2000 and should be read in conjunction with Vinings' December 31, 1999 SEC form 10-K:


                                                                                             Fair Value
                                                                         There                June 30,
(In Thousands)                 2000     2001    2002    2003    2004    -after       Total     2000
-----------------------------------------------------------------------------------------------------------------------

Principal Reductions
  In Mortgage Notes          $   170    $362    $393   $7,315   $367  $ 46,305      $54,912   $54,912

Average Interest Rates         8.63%   8.63%   8.63%    8.63%   8.63%    8.58%        8.63%     8.63%

Line Of Credit               $ 1,865     -       -        -       -        -        $ 1,865   $ 1,865

Interest Rate                  9.50%     -       -        -       -        -          9.50%     9.50%
-----------------------------------------------------------------------------------------------------------------------

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     3.1 - Third Amended and Restated Declaration of Trust of Vinings effective July 1, 1999 (incorporated by reference to Exhibit 3.1 to Vinings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 0-13693).

     3.2 - Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of Vinings Investment Properties, L.P. (incorporated by reference to
Exhibit 3.2 to Vinings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, No. 0-13693).

     3.3 - Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of Vinings Investment Properties, L.P. (filed herewith).

     3.4 - Certificate of Designation Classifying and designating a series of Preferred Shares as Series A Convertible Preferred Shares of the Trust (incorporated by reference to Exhibit 3.3 to Vinings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, No. 0-13693).

     27 - Financial Data Schedule (filed herewith).


(b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                   SIGNATURES


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



Dated:   August 14, 2000