Form 10-Q
period 2000-09-30
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 2000-11-14
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   ******************************************

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   ******************************************
                     For the period ended SEPTEMBER 30, 2000




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

                                    Yes X   No___

The number of shares outstanding as of November 7, 2000 was 1,100,489.

VININGS INVESTMENT PROPERTIES TRUST
                                                   AND SUBSIDIARIES

                                            INDEX OF FINANCIAL INFORMATION

                                                                            PAGE
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets (unaudited) as of September 30, 2000
         and December 31, 1999                                                 3

         Consolidated Statements of Operations (unaudited)
         for the three and nine months ended September 30, 2000 and 1999       4

         Consolidated Statement of Shareholders' Equity (unaudited)
         for the nine months ended September 30, 2000                          5

         Consolidated Statements of Cash Flows (unaudited)
         for the three and nine months ended September 30, 2000 and 1999       6

         Notes to Consolidated Financial Statements                            7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  19


PART II  OTHER INFORMATION/SIGNATURE

Item 6            Exhibits and Reports on Form 8-K                            23

                  Signature                                                   24

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                  September 30,         December 31,
                                                                                       2000                 1999
                                                                                ----------------      ---------------

   Real estate assets:
       Land                                                                         $ 8,247,900         $ 8,247,900
       Buildings and improvements                                                    55,609,852          55,545,257
       Furniture, fixtures & equipment                                                4,102,335           3,968,848
   Less:  accumulated depreciation                                                   (5,029,109)         (3,351,811)
                                                                                ----------------     ---------------
            Net real estate assets                                                   62,930,978         64,410,194

   Investment in unconsolidated Joint Venture                                         1,392,377          1,551,974
   Cash and cash equivalents                                                            552,704            916,215
   Restricted cash                                                                    1,864,790          1,816,102
   Receivable from Joint Venture                                                         13,373             27,356
   Receivables and other assets                                                         262,249            236,900
   Deferred financing costs, less accumulated amortization of $171,831 and
       $127,656 at September 30, 2000 and December 31, 1999, respectively                93,734            117,908
   Deferred leasing costs, less accumulated amortization of $74,584 and
       $59,240 at September 30, 2000 and December 31, 1999, respectively                 22,322             37,665
                                                                                ----------------     ---------------
   Total assets                                                                    $ 67,132,527       $ 69,114,314
                                                                                ================    ===============

   LIABILITIES AND SHAREHOLDERS' EQUITY

   Mortgage notes payable                                                          $ 54,828,032       $ 55,074,923
   Line of credit                                                                     1,864,990          1,715,000
   Accounts payable and accrued liabilities                                           1,766,844          1,899,937
   Distributions payable to Preferred Unitholders                                             -            464,750
   Dividends payable to Preferred Shareholders                                          232,376                  -
                                                                                ----------------     ---------------
            Total liabilities                                                        58,692,242         59,154,610
                                                                                ----------------     ---------------

   Minority interests of unitholders in Operating Partnership:
       Preferred partnership interests                                                        -          8,730,003
       Common partnership interests                                                     (77,127)           222,084
                                                                                ----------------     ---------------
            Total minority interests                                                    (77,127)         8,952,087
                                                                                ----------------     ---------------

  Shareholders' equity:
       Series A convertible preferred shares of beneficial interest,                  8,867,529                -
       (par value $.01 per share) 2,050,000 authorized, 1,988,235 and 0 shares issued and outstanding at September 30, 2000 and
       December 31, 1999, respectively

       Common shares of beneficial interest, without par or stated value, 25,000,000 authorized, 1,100,490 and 1,100,493 shares issued and outstanding at September 30, 2000 and December 31, 1999,  respectively

       Additional paid in capital                                                     3,295,970          3,295,998
       Accumulated deficit                                                           (3,646,087)        (2,288,381)
                                                                                ----------------     ---------------
          Total shareholders' equity                                                  8,517,412          1,007,617
                                                                                ----------------     ---------------
   Total liabilities and shareholders' equity                                      $ 67,132,527       $ 69,114,314
                                                                                ================     ===============

The accompanying notes are an integral part of these consolidated financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                             For the three months                For the nine months
                                                              ended September 30,                ended September 30,
                                                        -------------------------------   -------------------------------
                                                            2000               1999            2000              1999
                                                        -------------      ------------   -------------     -------------
REVENUES

     Rental revenues                                     $ 2,796,239       $ 2,866,225     $ 8,334,522       $ 6,034,948
     Other property revenues                                 159,587           194,898         460,515           340,764
     Other income                                             16,570             4,867          44,001            23,137
                                                        -------------     -------------    ------------      ------------
                                                           2,972,396         3,065,990       8,839,038         6,398,849
                                                        -------------     -------------    ------------     -------------

EXPENSES

     Property operating and maintenance                    1,194,500         1,173,329       3,402,647         2,417,411
     Depreciation and amortization                           564,698           562,557       1,692,641         1,156,428
     Amortization of deferred financing costs                 11,476            15,036          44,175            35,361
     Interest expense                                      1,296,993         1,270,653       3,880,148         2,559,036
     General and administrative                              126,167           208,140         492,095           469,977
                                                        -------------     -------------    ------------     -------------
                                                           3,193,834         3,229,715       9,511,706         6,638,213

     Loss before equity in loss of unconsolidated
         Joint Venture and minority interests               (221,438)         (163,725)       (672,667)         (239,364)

     Equity in loss of unconsolidated Joint Venture          (42,857)          (57,022)       (149,597)          (74,790)
                                                        -------------     -------------    ------------     -------------

     Loss before minority interests                         (264,295)         (220,747)       (822,264)         (314,154)

     Less Minority interests in Operating Partnership:
         Preferred partnership interests                           -           336,757         336,758           566,587
         Common partnership interests                        (89,662)         (100,682)       (299,211)         (159,056)
                                                        -------------     -------------    ------------     -------------

     Net loss                                               (174,633)         (456,822)       (859,811)         (721,685)
                                                        -------------     -------------    ------------     -------------

         Distributions to preferred shareholders             232,376                 -         464,751                -
         Accretion to preferred shareholders                       -                 -          33,144                -
                                                        -------------     -------------    ------------     -------------

     Net loss available to common shareholders'           $ (407,009)       $ (456,822)    $(1,357,706)      $  (721,685)
                                                        =============     =============    ============     =============


NET LOSS PER SHARE - BASIC                                   $ (0.37)          $ (0.42)        $ (1.23)         $ (0.66)
                                                        =============     =============    ============     =============
NET LOSS PER SHARE - DILUTED                                 $ (0.37)          $ (0.42)        $ (1.23)         $ (0.66)
                                                        =============     =============    ============     =============


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                1,100,490         1,100,499       1,100,491         1,100,504
                                                        =============     =============    ============     =============
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED              1,343,036         1,343,045       1,343,037         1,343,050
                                                        =============     =============    ============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                            For the nine months
                                                                                            ended September 30,
                                                                                         2000               1999
                                                                                    --------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $ (859,811)        $  (721,685)
                                                                                    --------------       -----------
Adjustments to reconcile net loss to net cash
   provided by operating activities:

        Depreciation and amortization                                                 1,692,641           1,156,428
        Amortization of deferred financing costs                                         44,175              35,361
        Equity in loss of unconsolidated Joint Venture                                  149,597              74,790
        Minority interests in Operating Partnership:
           Preferred partnership interests                                              336,758             566,587
           Common partnership interests                                                (299,211)           (159,056)
        Distributions to common unitholders                                                   -             (12,127)
        Distributions to preferred unitholders                                         (697,125)           (158,591)
        Changes in assets and liabilities, net of the effect
           of real estate assets acquired
               Restricted cash                                                          (48,688)           (411,220)
               Receivable from Joint Venture                                             13,983                   -
               Receivables and other assets                                             (25,349)           (194,470)
               Capitalized leasing costs                                                      -             (12,213)
               Accounts payable and accrued liabilities                                (133,093)            442,603
                                                                                    ------------         -----------
        Total adjustments                                                             1,033,688           1,328,092
                                                                                    ------------         -----------
Net cash provided by operating activities                                               173,877             606,407
                                                                                    ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of real estate assets                                                                -          (6,066,073)
Capital expenditures                                                                   (198,083)           (297,196)
Investment in unconsolidated Joint Venture                                                    -          (1,705,100)
Acquisition advances from Joint Venture                                                       -             363,837
Distributions from Joint Venture                                                         10,000              15,760
                                                                                    ------------         -----------

Net cash used in investing activities                                                  (188,083)         (7,688,772)
                                                                                    ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Deferred financing costs                                                                (20,000)            (29,242)
Net proceeds (repayments) from/to line of credit                                        149,990          (1,024,000)
Principal repayments on mortgage notes payable                                         (246,891)           (178,730)
Purchase of retired shares                                                                  (28)                 (3)
Proceeds from issuance of preferred partnership interests                                     -           8,450,000
Distributions to preferred shareholders                                                (232,376)                  -
Distributions to shareholders                                                                 -             (55,021)
                                                                                    ------------         -----------

Net cash provided (used) by financing activities                                       (349,305)          7,163,004
                                                                                    ------------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (363,511)             80,639

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        916,215             158,302
                                                                                    ------------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 552,704         $   238,941
                                                                                    ============         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the three months ended September 30, 2000
                                   (unaudited)


                                               Series A         Additional                               Total
                                              Convertible        paid in          Accumulated        Shareholders'
                                             Preferred Shares    capital           deficit               equity
                                            ---------------    -------------    --------------    -----------------

BALANCE AT DECEMBER 31, 1999                   $     -          $ 3,295,998      $ (2,288,381)       $ 1,007,617

Net loss                                             -                -            (1,357,706)        (1,357,706)

Conversion of preferred units to
    preferred shares                             8,867,529                                             8,867,529

Retirement of shares                                 -              (28)                -                    (28)

Distributions Common                                 -                -                 -                  -
                                            ---------------    -------------    --------------   ------------------

BALANCE AT SEPTEMBER 30, 2000                  $ 8,867,529      $ 3,295,970      $ (3,646,087)       $ 8,517,412
                                            ===============    =============    ==============   ==================

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2000


NOTE 1 - BUSINESS AND ORGANIZATION
----------------------------------

         Vinings Investment Properties Trust ("Vinings" or the "Trust") was organized on December 7, 1984 as a mortgage real estate investment trust ("REIT") whose original plan was to liquidate within approximately ten years. On February 28, 1996, Vinings Investment Properties, Inc. completed a tender offer to acquire control of the Trust in order to rebuild Vinings assets by expanding into the multifamily real estate markets through the acquisition of garden style apartment communities that are leased to middle-income residents. Effective July 1, 2000, Vinings no longer qualifies as a REIT for federal income tax purposes and will be taxed as a corporation (See
         Note 2).

         Vinings currently conducts all of its operations through Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership. As of September 30, 2000, the Trust was the sole 1% general partner and an 92.72% limited partner in the Operating Partnership, controlling 80.94% of the common partnership interests and 100% of the preferred partnership interests (See Note 5).

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

         Vinings currently owns, through wholly-owned subsidiaries, ten apartment communities totaling 1,520 units and a 75,000 square foot, single story business park. In addition, Vinings holds a 20% interest in and is the general partner of an unconsolidated joint venture, which owns through subsidiary partnerships five additional apartment communities totaling 968 units (See Note 4). At September 30, 2000, the average occupancy of Vinings' portfolio, including the communities held by the unconsolidated joint venture, was 92%.

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

         The minority interests of the common unitholders in the Operating Partnership (the "Common Units") reflected on the accompanying balance sheets are calculated based on the common unitholders' minority interest ownership percentage as compared to the total common unitholders' interest (18.06% as of September 30, 2000) multiplied by the Operating Partnership's net assets. The minority interests of the preferred unitholders at December 31, 1999 on the accompanying balance sheet represents cash contributed of $8,450,000 in exchange for those units and the accrued liquidation preference of $0.21 per Preferred Unit ($280,003 at December 31, 1999). The Preferred Units were exchanged for Preferred Shares effective April 1, 2000 and are reflected on the accompanying balance sheet as the cash contributed and the accrued liquidation preference of $0.21 per Preferred Share ($417,529 at September 30, 2000).

         The minority interests of the common unitholders in the income or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average minority interest ownership percentage (approximately 18% for all periods presented) multiplied by income (loss) before minority interests after subtracting income allocated to the preferred partnership interests. The minority interests of the preferred unitholders on the statements of operations for the three months ended September 30, 1999 ($336,757) and for the nine months ended September 30, 1999 and 2000 ($566,587 and $336,758 respectively) represents the accrued preferred 11% return on the Preferred Units and the accrued pro rata liquidation preference of $0.21 per Preferred Unit.


         Income Taxes
         ------------

         Prior to June 30, 2000, Vinings had elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, Vinings was generally not subject to federal income taxation on that portion of its income that qualified as REIT taxable income to the extent that Vinings distributed at least 95% of its taxable income to its shareholders and satisfied certain other requirements. Effective July 1, 2000, Vinings no longer qualifies as a REIT for federal income tax purposes and will be taxed as a corporation. The Trust, however is not currently generating taxable income and accordingly, no provisions for federal income taxes and deferred income taxes have been included in the accompanying consolidated financial statements.

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


         Real Estate Assets
         ------------------

         Real estate assets are stated at depreciated cost less reductions for impairment, if any. In identifying potential impairment, management considers such factors as declines in a property's operating performance or market value, a change in use, or adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from the asset's use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset's carrying cost, the asset is written down to its fair value. In management's opinion, there has been no impairment of Vinings' real estate assets as of September 30, 2000.

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


         Revenue Recognition
         -------------------

         All leases are  classified  as  operating  leases and rental  income is
         recognized  when  earned,   which   materially   approximates   revenue
         recognition on a straight-line basis.


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

         Net Loss Per Share
         ------------------

         The following is a reconciliation of net loss available to the common shareholders and the weighted average shares used in Vinings' basic and diluted net loss per share computations:


                                                                          For the three months            For the nine months
                                                                           ended September 30,            ended September 30,
                                                                           2000           1999           2000             1999
                                                                      ------------------------------------------------------------
            Net loss - basic                                            $(407,009)    $ (456,822)     $(1,357,706)     $ (721,685)
             Minority interests in Operating Partnership:
                Preferred partnership interests                               -              -                -               -
                Common partnership interests                              (89,662)      (100,682)        (299,211)       (159,056)
                                                                      ------------------------------------------------------------
            Total minority interest                                       (89,662)      (100,682)        (299,211)       (159,056)
                                                                      ------------------------------------------------------------

            Net loss - diluted                                          $(496,671)    $ (557,504)     $(1,656,917)     $ (880,741)
                                                                      ============================================================

            Weighted average shares - basic                             1,100,490      1,100,499        1,100,491       1,100,504
            Dilutive Securities
                Weighted average Common Units                             242,546        242,546          242,546         242,546
                Weighted average Preferred Units/Shares                       -              -                -               -
                Share options                                                 -              -                -               -
                                                                      ------------------------------------------------------------
            Weighted average shares - diluted                           1,343,036      1,343,045        1,343,037       1,343,050
                                                                      ============================================================

          Both common units and preferred units in the Operating Partnership held by the minority unitholders and preferred shares of the Trust are redeemable for common shares of beneficial interest of the Trust ("Shares") on a one-for-one basis, or for cash, at the option of the Trust. For the three months and nine months ended September 30, 1999 and 2000, options to purchase 108,750 shares and 102,750 shares, respectively, were excluded as the impact of such options was antidilutive. For the three and nine months ended September 30, 1999 Preferred Units totaling 1,988,235 and for the three and nine months ended September 30, 2000 Preferred Shares totaling 1,988,235 were also excluded as the impact of such units was antidilutive.


         Recent Accounting Pronouncement
         -------------------------------

         Vinings adopted Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income," during 1998, which establishes a standard for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in shareholders' equity. As of September 30, 2000 and 1999, Vinings had no items of other comprehensive income.

         Vinings also adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," during 1998, which establishes new standards for disclosure of segment information on the so called "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Since Vinings' real estate portfolio has similar economic characteristics, customers, products and services, Vinings evaluates the operating performance of its real estate portfolio as one reportable segment, on the same basis of presentation for internal and external reporting. Therefore, no additional segment information is presented herein.

         Reclassifications
         -----------------

         Certain 1999 financial statement amounts have been reclassified to conform to the current year presentation.


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

         The Mississippi Properties, totaling 1,064 units, were purchased by eight individual partnerships in each of which Vinings Holdings, Inc., a wholly owned subsidiary of the Trust, owns a .1% general partnership interest and the Operating Partnership owns a 99.9% limited partnership interest. The aggregate purchase price for the Mississippi Properties was $47,665,396 (excluding closing costs), which included the assumption of debt of approximately $41,693,000 with the balance paid in cash. The acquisition was funded by the issuance of the Preferred Units, which effective April 1, 2000 were converted to Preferred Shares (See Note 5). A total of approximately $749,200 in escrows held by the mortgagees was also purchased.

         In addition Vinings owns, also through subsidiary partnerships of the Operating Partnership, two additional multifamily communities in the metropolitan Atlanta area with a total of 1,520 units in ten communities, as well as a 75,000 square foot business center. All of the multifamily communities are encumbered by fixed rate mortgage financing and the business center is security for the line of credit.


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

         Vinings accounts for its investment in the Joint Venture using the equity method of accounting. The following is a summary of the results of operations of the Joint Venture and Vinings' share of the equity in the loss from the Joint Venture for the three months and nine months ended September 30, 2000:



                                                                             For the three            For the nine
                                                                              months ended            months ended
                                                                           September 30, 2000      September 30, 2000
                                                                         ----------------------- -----------------------

        Revenues                                                                $1,760,736             $5,149,450

        Expenses:
             Property operating and maintenance                                    715,011              2,129,164
             General and administrative                                             11,897                 37,558
             Depreciation and amortization                                         380,730              1,136,201
             Interest expense                                                      867,382              2,594,512
                                                                         ----------------------- -----------------------
                 Total Expenses                                                  1,975,020              5,897,435
                                                                         ----------------------- -----------------------

        Net loss                                                                  (214,284)              (747,985)
             Vinings' equity percentage                                               20%                   20%
                                                                         ----------------------- -----------------------
        Vinings' equity in loss of unconsolidated Joint Venture                $   (42,857)           $  (149,597)
                                                                         ======================= =======================
        Distributions received by Vinings from Joint Venture                    $    10,000          $     10,000
                                                                         ======================= =======================
        Cash flows provided by operating activities                                                   $   207,781
                                                                                                 =======================
        Cash flows used in investing activities                                                       $  (137,144)
                                                                                                 =======================
        Cash flows used in financing activities                                                       $  (213,507)
                                                                                                 =======================

        The following summarizes the balance sheet of the Joint Venture as of September 30, 2000:

               Real estates assets, net of accumulated depreciation                                $45,218,659
               Cash and other assets                                                                 1,788,726
                                                                                               ----------------
                         Total assets                                                              $47,007,385
                                                                                               ================

               Mortgage notes payable                                                              $38,982,330
               Other liabilities                                                                     1,063,569
                                                                                               ----------------
                    Total liabilities                                                               40,045,899
                                                                                               ----------------

               Capital - Vinings                                                                     1,392,377
               Capital - Other                                                                       5,569,109
                                                                                               ----------------
                   Total capital                                                                     6,961,486
                                                                                               ----------------
                        Total liabilities and capital                                              $47,007,385

                                                                                               ================

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

NOTE 5 - SHAREHOLDERS' EQUITY AND PREFERRED PARTNERSHIP INTERESTS
----------------------------------------------------------------

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

         Effective April 1, 2000, Vinings converted all of the Preferred Units to Preferred Shares, which have the same rights, preferences and privileges as the Preferred Units. The holders of Preferred Shares are entitled to receive cumulative preferential cash distributions at the per annum rate of $0.4675 per Preferred Share. Upon the occurrence of certain triggering events, the holders of Preferred Shares are entitled to receive, in addition to an amount equal to any accumulated and unpaid distributions on such holder's Preferred Shares, a liquidation preference of $4.46 per Preferred Share.

         Under certain circumstances, the holders of Preferred Shares may convert any part or all of such Preferred Shares into common shares. In lieu of converting Preferred Shares into common shares, the Trust, in its sole discretion, may satisfy its conversion obligations through certain cash payments, as further set forth in the Declaration of Trust.

         Generally, the holders of Preferred Shares do not have the right to vote on any matter on which any of the holders of common shares may vote. The holders of Preferred Shares do, however, have the right to vote as a separate class of shareholders on certain transactions including, without limitation, certain authorizations and issuances of preferred shares designated as ranking senior to the Preferred Shares, certain amendments to the Declaration of Trust, and certain sales or other dispositions of assets of the Trust or the Operating Partnership, certain mergers or consolidations of the Trust or the Operating Partnership, and transactions that result in the liquidation of the Trust or the Operating Partnership.

         As of September 30, 2000, a total of 1,988,235 Preferred Shares were outstanding. In addition, as of September 30, 2000 a total of $417,529 had been accrued as a liquidation preference on the Preferred Shares.

NOTE 6 - NOTES PAYABLE
----------------------

         Mortgage Notes Payable
         ----------------------


         Mortgage  notes  payable  were  secured  by  the  following   apartment
         communities at September 30, 2000 and December 31, 1999, as follows:

                                                       Fixed interest rate      Balance as of:        Balance as of:
                                      Maturity            as of 9/30/00            9/30/00              12/31/99
                                 -------------------- ----------------------  ------------------  -------------------
        Cottonwood                    10/01/2036              8.875%            $ 4,671,026          $ 4,683,888
        Delta Bluff                   08/01/2036              9.25 %              6,187,924            6,203,591
        Foxgate I                     06/01/2037              8.50 %              6,579,697            6,598,549
        Hampton House                 08/01/2037              8.50 %              5,154,069            5,169,167
        Heritage Place                10/01/2036              8.75 %              3,132,948            3,141,865
        Northwood                     06/01/2034              8.75 %              4,467,120            4,482,862
        River Pointe                  01/01/2037              8.625%              5,964,335            5,981,475
        Trace Ridge                   07/01/2036              8.50 %              5,313,610            5,330,125
        The Thicket                   07/01/2003              9.04 %              7,149,962            7,200,487
        Windrush                      07/01/2024              7.50 %              6,207,341            6,282,914
                                                                              -----------------   -------------------
          Total                                                                 $54,828,032          $55,074,923
                                                                              =================   ===================

         All of the notes except The Thicket are insured by HUD and, therefore, distributions from the properties are subject to "surplus cash" as defined by HUD.

         Scheduled maturities of the mortgage notes payable as of September 30, 2000 are as follows:


                            2000                   $    85,823
                            2001                       361,792
                            2002                       393,425
                            2003                     7,314,761
                            2004                       367,596
                            Thereafter              46,304,635
                                                ---------------
                            Total                  $54,828,032
                                                ===============

         Line of Credit
         --------------

         On April 27, 1999 Vinings obtained a line of credit in the amount of $2,000,000 from a financial institution. The line of credit is secured by Peachtree Business Center. The interest rate on the line of credit is one percent over prime as posted in The Wall Street Journal, which was 9.50% at September 30, 2000. The principal balance of the line of credit as of September 30, 2000 and December 31, 1999 was $1,864,990 and $1,715,000, respectively. The line of credit expired on April 27, 2000 and was renewed until April 30, 2001.

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

         On January 1, 1999, Vinings entered into management agreements with VIP Management, LLC ("VIP"), an affiliate of the officers, who are also Trustees of Vinings, to provide property management services for a fee equal to varying percentages ranging from three and one half to six percent of gross revenues, plus a fee for data processing. Effective January 1, 2000, the management fee percentages were reduced to three and one half percent on all of the multifamily communities. Prior to January 1, 1999, Vinings had entered into management agreements with Vinings Properties, Inc., also an affiliate of the officers of Vinings, to provide property management services on substantially the same terms as the current agreements. In addition, as a commitment to the rebuilding of Vinings, prior to 1998 The Vinings Group, Inc., the parent corporation of Vinings Properties, Inc. (collectively with VIP, "The Vinings Group"), provided numerous services at no cost to Vinings relating to administration, acquisition, and capital and asset advisory services. Certain direct costs paid on Vinings' behalf were reimbursed to The Vinings Group. Beginning January 1, 1998, The Vinings Group has charged Vinings for certain overhead charges. Beginning August 1, 1999, the Trust has also paid for its pro-rata share of rent, administrative and other overhead charges, which includes reimbursing The Vinings Group for a pro-rata portion of salaries and benefits for the officers and other employees providing services to Vinings. Effective July 1, 2000, Vinings restructured its relationship with VIP who will administer the Trust for an advisory fee equal to 1 1/2% of gross revenues, including the revenues from the Joint Venture Properties. The advisory fee is in lieu of reimbursing VIP for all overhead, salaries and other indirect costs attributable to the Trust's operations.

         The following table reflects payments made to The Vinings Group:

                                            Three months ended              Nine months ended
                                               September 30,                  September 30,
                                        ------------------------     -----------------------------
                                            2000         1999             2000            1999
                                        ------------- ----------     -------------     -----------

 VININGS
      Management fees                     $105,234    $126,036          $314,240        $281,497
      Data processing fees                  16,416      14,288            49,248          36,480
      Overhead reimbursements                  -        90,565           189,219         197,065
       Advisory fee                         70,909         -              70,909             -
                                        ------------- ----------     -------------     -----------
           Total                          $192,559    $230,889          $623,616        $515,042
                                        ============= ==========     =============     ===========

 JOINT VENTURE
      Management fees                     $ 75,290    $ 77,400          $217,970        $126,036
      Data processing fees                  14,520      14,520            43,560          24,200
                                        ------------- ----------     -------------     -----------
            Total                         $ 89,810    $ 91,920          $261,530        $150,236
                                        ============= ==========     =============     ===========


         On February 4, 1999, one of the independent Trustees purchased the Trust's line of credit, which expired on December 28, 1998 and Vinings paid interest to the Trustee monthly at the annual rate of 8.50% through April 27, 1999, at which time the Trustee was repaid in full.

         In connection with the acquisition of the Portfolio Properties on May 1, 1999, MFI Realty, Inc., an affiliate of the officers of Vinings, received fees totaling $400,276 of which $167,103 was paid by the Operating Partnership and $233,173 was paid by the Joint Venture.

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


NOTE 8 - DISTRIBUTIONS
----------------------

         Vinings has not declared or paid any common dividends during the three and nine months ended September 30, 2000. Vinings declared two common dividends of five cents per share each, which were paid September 1, 1999 and December 8, 1999, respectively to shareholders of record on August 16, 1999 and November 26, 1999, respectively. For federal income tax purposes these distributions represented a return of capital.

         Effective April 1, 2000, Vinings converted all of the Preferred Units to Preferred Shares. (See Note 5). The holders of Preferred Shares are entitled to receive cumulative preferential cash distributions at the per annum rate of $0.4675 per Preferred Share. For the nine months ended September 30, 2000, Vinings paid distributions totaling $232,376 to Preferred Shareholders.


NOTE 9 - LEASING ACTIVITY
-------------------------

         The following is a schedule of future minimum rents due under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of September 30, 2000, at Peachtree:


                         2000             $96,549
                         2001             386,175
                         2002             148,236
                                        ----------
                         Total           $630,960
                                        ==========


         One tenant generated 48% of Peachtree's revenues for the period ended September 30, 2000. The same tenant accounts for 76% of the future minimum lease payments.

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


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

         Vinings paid interest of $3,699,141 and $2,453,449 for the nine months ended September 30, 2000 and 1999, respectively.


NOTE 12 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------

         Based on interest rates and other pertinent information available to Vinings as of September 30, 2000 and December 31, 1999 the Trust estimates that the carrying value of cash and cash equivalents, the mortgage notes payable, the line of credit, and other liabilities approximate their fair values when compared to instruments of similar type, terms and maturity.

         Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2000 and December 31, 1999. Although management is not aware of any factors that would significantly affect its estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2000.


NOTE 13 - 1997 STOCK OPTION AND INCENTIVE PLAN
----------------------------------------------

         Vinings' 1997 Stock Option and Incentive Plan (the "Plan") provides incentives to officers, employees, Trustees, and other key persons including the grant of share options, share appreciation rights, restricted and unrestricted share awards, performance share awards, and dividend equivalent rights. Under the Plan, the maximum number of shares that may be reserved and available for issuance is 10% of the total number of outstanding shares at any time plus 10% of the number of Units outstanding at any time that are subject to redemption rights. As of September 30, 2000, the total number of shares authorized for issuance under the Plan was 132,305. Options granted under the Plan expire ten years from the date of grant.

         During 1998 and 1997, Vinings granted non-qualified share options to the officers, Trustees and certain key persons. The options were vested in full after one year from the date of the grant. A total of 26,000 options were granted in 1997, which have an exercise price of $5.00 per share as compared to a fair value of $4.56 per share on the date of the grant. Of the options granted in 1998, 75,250 have an exercise price of $4.00 per share as compared to a fair value of $3.63 on the date of the grant and 1,500 have an exercise price of $4.75 per share, which was equal to the fair value on the date of grant. There were no options granted during 1999 or 2000.

         On July 1, 1998, Vinings awarded 20,000 shares of restricted stock to the officers and certain trustees (the "Restricted Stock"), representing a total value of $80,000 (based on the fair market value of a share of the Trust on the award date) which was reflected in compensation expense and shareholders' equity in 1998. The Restricted Stock was awarded as compensation for services to the Trust provided by such officers and trustees as well as by The Vinings Group.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

Overview
--------

Vinings Investment Properties Trust ("Vinings" or the "Trust") was organized on December 7, 1984 as a mortgage real estate investment trust ("REIT") whose original plan was to liquidate within approximately ten years. On February 28, 1996, Vinings Investment Properties, Inc. completed a tender offer to acquire control of the Trust in order to rebuild Vinings' assets by expanding into the multifamily real estate markets through the acquisition of garden style apartment communities that are leased to middle-income residents. Effective July 1, 2000 Vinings no longer qualifies as a REIT for federal income tax purposes and will be taxed as a corporation. (See Note 2 to Vinings' September 30, 2000 consolidated financial statements.)

Vinings currently conducts all of its operations through Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership. As of September 30, 2000, the Trust was the sole 1% general partner and an 92.72% limited partner in the Operating Partnership, controlling 80.94% of the common partnership interests and 100% of the preferred partnership interests (See Note 5 to Vinings' September 30, 2000 consolidated financial statements.)

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements of Vinings and the notes thereto.


Results of Operations
---------------------

Rental and other property revenues decreased $105,297 or 3%, from $3,061,123 for the three months ended September 30, 1999 to $2,955,826 for the same period in 2000. This decrease is due primarily to an increase in vacancy loss of approximately 2%. Rental and other property revenues increased $2,419,326 or 38%, from $6,375,712 for the nine months ended September 30, 1999 to $8,795,038 for the same period in 2000. This increase is due primarily to the revenues generated in connection with the Trust's ownership of the Mississippi Properties for the nine months ended September 30, 2000, as compared to only five months during the same period in 1999.

Other income increased $11,703 or 240%, from $4,867 for the three months ended September 30, 1999 to $16,570 for the same period in 2000, and $20,864 or 90% from $23,137 for the nine months ended September 30, 1999 to $44,001 for the same period in 2000. This increase is due to interest earned on cash balances.

Property operating and maintenance expense increased $21,171 or 2%, from $1,173,329 for the three months ended September 30, 1999 to $1,194,500 for the same period in 2000, and increased $985,236 or 41%, from $2,417,411 for the nine months ended September 30, 1999 to $3,402,647 for the same period in 2000. For the three months ended September 30, 2000, this increase is due primarily to an increase in real estate taxes on one of the Mississippi Properties. For the nine months ended September 30, 2000, this increase is due primarily to expenses generated in connection with the Trusts' ownership of the Mississippi Properties for the nine months in 2000, as compared to only five months during the same period in 1999, which was offset by a decrease in management fee expense relating to Windrush and Thicket.

Depreciation and amortization increased by $2,141, or .4%, from $562,557 for the three months ended September 30, 1999 to $564,698 for the same period in 2000, and $536,213 or 46 % from $1,156,428 for the nine months ended September 30, 1999 to $1,692,641 for the same period in 2000. This increase for the nine months ended September 30, 2000 is due primarily to depreciation generated in connection with the Trusts' ownership of the Mississippi Properties for nine months in 2000, as compared to only five months during the same period in 1999. There was a slight increase in Windrush and Thicket's depreciation due to additional capital expenditures.

Amortization of deferred financing costs decreased by $3,560, or 24%, from $15,036 for the three months ended September 30, 1999 to $11,476 for the same period in 2000, and increased $8,814 or 25%, from $35,361 for the nine months ended September 30, 1999 to $44,175 for the same period in 2000. The increase for the nine months ended September 30, 2000 is due to costs incurred in connection with the refinancing of the line of credit.

Interest expense increased $26,340, or 2%, from $1,270,653 for the three months ended September 30, 1999 to $1,296,993 for the same period in 2000, and $1,321,112 or 52% from $2,559,036 for the nine months ended September 30, 1999 to $3,880,148 for the same period in 2000. For the three months ended September 30, 2000, this increase is due to rising interest rates on the line of credit. For the nine months ended September 30, 2000, this increase is due primarily to the mortgage interest generated in connection with the Trusts' ownership of the Mississippi Properties for nine months in 2000, as compared to only five months during the same period in 1999, as well as rising interest rates on the line of credit.

General and administrative expense decreased $81,973, or 39%, from $208,140 for the three months ended September 30, 1999 to $126,167 for the same period in 2000, and increased $22,118 or 5%, from $469,977 for the nine months ended September 30, 1999 to $492,095 for the same period in 2000. For the three months ended September 30, 2000, this decrease consists of (1) overhead allocations paid to The Vinings Group totaling $90,565, which was offset by an increase in the advisory fee totaling $70,909; (2) professional fees totaling $29,276; (3) office expense totaling $15,375; (4) corporate communications expense totaling $7,126; (5) travel expense totaling $4,211; and (6) trustee expense totaling $3,810. The increase for the nine months ending September 30, 2000 consists of:
(1) advisory fees paid to The Vinings Group totaling $70,909 offset by a decrease in overhead allocations totaling $7,846; and (2) office expense totaling $5,695. This increase is offset by the following decreases: (1) professional fees totaling $14,683; (2) trustee expense totaling $14,586; (3) corporate communications expense totaling $13,378; and (4) travel expense totaling $4,044.

Liquidity and Capital Resources
-------------------------------

Net cash of $173,877 was provided by operating activities for the nine months ended September 30, 2000 as compared to $606,407 for the nine months ended September 30, 1999. This change is due primarily to the increased distributions paid to the holders of Preferred Units made by the Operating Partnership. The distributions paid during 2000 were for the period from July 1, 1999 to March 31, 2000, while the distribution made during 1999 was for the period from April 1, 1999 to June 30, 1999.

Net cash of $188,083 was used in investing activities for the nine months ended September 30, 2000 as compared to net cash of $7,688,772 used in investing activities for the nine months ended September 30, 1999. The cash used during 1999 was due primarily to the purchase of the Mississippi Properties and the investment in the Joint Venture in May, 1999 and higher capital expenditures for the first nine months of 1999.

Net cash of $349,305was used by financing activities for the nine months ended September 30, 2000 as compared to net cash of $7,163,004 provided by financing activities for the same period in 1999. The cash used by financing activities for the nine months ended September 30, 2000 is due primarily to: (1) principal payments made on mortgage notes payable totaling $246,891; (2) deferred financing costs on the line of credit totaling $20,000; and (3) distributions paid to preferred shareholders totaling $232,376. These uses wereoffset by a draw of $149,990 on the line of credit. The cash provided by financing activities for the nine months ended September 30, 1999 is due primarily to proceeds of $8,450,000 from the issuance of preferred partnership interests which was offset by: (1) $1,024,000 pay down on the line of credit; (2) $29,242 deferred financing costs relating primarily to the line of credit; (3) $178,730 repayments on mortgage notes payable; and (4) $55,021 distributed to common shareholders.

The cash held by Vinings at September 30, 2000, plus the cash flow from Vinings' assets, including the investment in the Joint Venture, is expected to provide sources of liquidity to allow Vinings to meet current operating obligations excluding the distributions to the preferred shareholders. While Vinings has been able to pay currently the preferred distributions from the Trust's cash flow, Vinings may not have sufficient cash flow from operations to make future distributions on the Preferred Shares without drawing on the line of credit. This is due to a slight decline in occupancy at the Mississippi Properties and the less than anticipated distributions from the Joint Venture. However, Vinings continues its efforts to increase revenues as well as decrease its general and administrative expenses. There can be no assurance however, that sufficient cash flow will be generated from the Trust's operations. In addition, management plans to continue ongoing discussions with capital sources, both public and private, as well as explore financing alternatives, so as to allow the Trust to continue to grow its income producing investments.


Other Matters
-------------

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Vinings' actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the inability of Vinings to identify properties for acquisition; the inability of Vinings to continue to acquire properties in the future; the less than satisfactory performance of any property that might be acquired by Vinings; the inability to access the capital markets in order to fund Vinings' growth and expansion strategy; the cyclical nature of the real estate market generally and locally in Georgia, Mississippi and the surrounding southeastern states; the national economic climate; the local economic climate in Georgia, Mississippi and the surrounding southeastern states; the local real estate conditions and competition in Georgia, Mississippi and the surrounding southeastern states; and the ability of Vinings to generate sufficient cash flow to pay the entire preferred distribution. There can be no assurance that, as a result of the foregoing factors, Vinings' growth and expansion strategy will be successful or that the business and operations of Vinings will not be adversely affected thereby.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Vinings is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, Vinings manages exposures through its regular operating and financing activities.
Vinings does not use financial instruments for trading or other speculative purposes. Vinings is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 6 to Vinings' September 30, 2000 Consolidated Financial Statements. All of Vinings' borrowings are under fixed rate instruments, except the line of credit, which is at prime plus 1%. However, Vinings has determined that there is no material market risk exposure to its consolidated financial position, results of operations or cash flows due to changes in interest rates because of the fixed rate nature of its long-term debt.

The following table presents principal reductions and related weighted average interest rates by year of expected maturity for Vinings' debt obligations as of September 30, 2000 and should be read in conjunction with Vinings' December 31, 1999 SEC form 10-K:

                                                                                                         Fair Value
                                                                                 There                 September 30,
(In Thousands)                 2000       2001      2002      2003     2004     -after        Total        2000
-----------------------------------------------------------------------------------------------------------------------

Principal Reductions
  In Mortgage Notes          $   86     $ 362       $393   $7,315       $367    $ 46,305     $54,828     $54,828

Average Interest Rates        8.63%     8.63%      8.63%    8.63%      8.63%       8.58%       8.63%       8.63%

Line Of Credit               $1,865        -         -         -         -         -        $  1,865     $ 1,865

Interest Rate                10.50%       -         -         -         -         -           10.50%      10.50%
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

         3.2 Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of Vinings Investment Properties, L.P. (filed herewith).

         27    Financial Data Schedule (filed herewith).

(b)      Reports on Form 8-K

         None.

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

Dated:   November 14, 2000