Form 10-K
period 2000-12-31
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 2001-04-02
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
  X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR
___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-13693


                       VININGS INVESTMENT PROPERTIES TRUST
              (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                               13-6850434
         -------------                                               ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

3111 PACES MILL ROAD, SUITE A-200, ATLANTA, GA                          30339
----------------------------------------------                       ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (770) 984-9500
                                                            --------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
          ----------------------------------------------------------
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
          -----------------------------------------------------------
             Common Shares of Beneficial Interest without par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Based on the average bid and asking price on March 7, 2001 the aggregate market value of the Registrant's common shares of beneficial interest held by non-affiliates of the Registrant was $734,839.

The number of shares outstanding as of March 7, 2001 was 1,100,486.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                               INDEX TO FORM 10-K
                        ----------------------------------

PART I........................................................................3
    ITEM 1   -  Business......................................................3
    ITEM 2   -  Properties....................................................6
    ITEM 3   -  Legal Proceedings.............................................7
    ITEM 4   -  Submission of Matters to a Vote of Shareholders...............7

PART II.......................................................................8
    ITEM 5   -  Market for Registrant's Shares of Beneficial Interest.........8
    ITEM 6   -  Selected Financial Information................................9
    ITEM 7   -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................10
    ITEM 7A  -  Quantitative and Qualitative Disclosures About Market Risk ...14
    ITEM 8   -  Financial Statements and Supplementary Data...................14
    ITEM 9   -  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...........................14

PART III......................................................................15
    ITEM 10 -  Directors and Executive Officers of the Registrant.............15
    ITEM 11 -  Executive Compensation.........................................17
    ITEM 12 -  Security Ownership of Certain Beneficial Owners
               and Management.................................................18
    ITEM 13 -  Certain Relationships and Related Transactions.................21

PART IV.......................................................................23
    ITEM 14 -  Exhibits, Financial Statements and Schedule and
               Reports on Form 8-K............................................23

Signatures ...................................................................27

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

Vinings currently conducts all of its operations through Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership. As of December 31, 2000, the Trust was the sole 1% general partner and a 92.72% limited partner in the Operating Partnership, controlling 80.94% of the common partnership interests and 100% of the preferred partnership interests (See Note 5 to Vinings' December 31, 2000 Consolidated Financial Statements.)

On April 29, 1999, the Operating Partnership offered, in a private transaction pursuant to a Securities Purchase Agreement (the "Purchase Agreement"), Series A Convertible Preferred Partnership Units (the "Preferred Units"), the proceeds from which were used to acquire thirteen multifamily communities (collectively, the "Portfolio Properties") from seventeen limited partnerships and limited liability companies. Eight of the Portfolio Properties (the "Mississippi
Properties")  were purchased  through  subsidiary  partnerships of the Operating
Partnership. The remaining Portfolio Properties were purchased through a joint venture structure. (See Notes 3 and 4 to Vinings' December 31, 2000 Consolidated Financial Statements.) A total of 1,988,235 Preferred Units were issued for an aggregate purchase price of $8,450,000. Effective April 1, 2000, 100% of the Preferred Units were exchanged for an equivalent number of shares of a newly created class of preferred shares of beneficial interest in Vinings having substantially the same rights, preferences and privileges as the Preferred Units (the "Preferred Shares"). (See Note 5 to Vinings' December 31, 2000 Consolidated Financial Statements.)

Vinings currently owns, through wholly owned subsidiaries, ten apartment communities totaling 1,520 units and a 75,000 square foot, single story business park. In addition, Vinings holds a 20% interest in and is the general partner of an unconsolidated joint venture formed as a limited partnership (the "Joint Venture"), which owns through subsidiary partnerships five additional apartment communities totaling 968 units. (See Note 4 to Vinings' December 31, 2000 Consolidated Financial Statements.) At December 31, 2000, the average occupancy of Vinings' portfolio was 90%.

Effective March 1, 2000, 628,927 common shares of Vinings were purchased in a privately negotiated transaction by the officers, one of their affiliates and an affiliate of one of the Trustees from a limited number of shareholders, which included three of the Trustees and certain of their affiliates (the "Stock Transaction"). In connection with the Stock Transaction, the three selling Trustees--James D. Ross, Martin H. Petersen and Gilbert H. Watts, Jr.--resigned from the Board of Trustees.

As a result of the Stock Transaction, fewer than five shareholders own in excess of 50% of the equity in Vinings. On March 15, 2000, the Board of Trustees voted to waive the ownership limitations in Vinings' Declaration of Trust with respect to shareholders acquiring shares in the Stock Transaction as well as with respect to certain holders of Preferred Units who acquired Preferred Shares. Effective July 1, 2000, Vinings no longer qualifies as a REIT for federal income tax purposes and will be taxed as a corporation. (See Note 2 to Vinings' December 31, 2000 Consolidated Financial Statements.)

Vinings' executive offices are located at 2839 Paces Ferry Road, Suite 1170, Atlanta, Georgia 30339, and its phone number is (770) 984-9500.


Financial Information About Industry Segments
---------------------------------------------

Vinings' operations and identifiable long-term assets have been attributed to the real estate industry for the entirety of its existence. While investments prior to the tender offer were primarily mortgage loans, currently Vinings' assets are equity investments. Management plans to continue making equity investments in the multifamily real estate markets from time to time when attractive opportunities arise.


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


Growth and Expansion Strategy
-----------------------------

Management intends to implement its growth and expansion strategy by targeting properties that have been under managed and/or under maintained, and purchase such properties at prices which are below replacement cost. Through strategic value added and return oriented capital improvements and intensive property management, the Trust believes that cash flow, and in turn value, will be increased. These properties may be acquired either for cash, through debt financing, in exchange for shares of beneficial interest in the Trust or for units of limited partnership interest in its Operating Partnership or any combination thereof. In addition, the Trust may seek to raise capital through private offerings for specific acquisitions or may seek to grow through mergers or combinations with other real estate companies whose objectives and goals are similar to its own.

Competition
-----------

Vinings competes with a number of housing alternatives for its residents including other multifamily communities and single family homes available for rent as well as purchase. This competition varies greatly from market to market depending on the location of each community and the alternative housing available in that particular area. This competition could have an effect not only on the Trust's ability to lease rental units but also on the rents charged.

Vinings also competes with other investors for potential acquisitions, including REITs as well as other private real estate companies, some of which may have greater resources with which to purchase projects that the Trust may be interested in acquiring. Vinings also competes with these companies for its sources of equity, whether from the public markets or from private investors, which could have an impact on Vinings' ability to acquire property in the future.


Advisory and Property Management Services
-----------------------------------------

On January 1, 1999, Vinings entered into management agreements with VIP Management, LLC ("VIP"), an affiliate of the officers of Vinings who are also Trustees, to provide property management services for a fee equal to varying percentages ranging from three and one half to six percent of gross revenues, plus a fee for data processing. Effective January 1, 2000, the management fee percentages were reduced to three and one half percent on all of the multifamily communities. Prior to January 1, 1999, Vinings had entered into management agreements with Vinings Properties, Inc., also an affiliate of the officers of Vinings who are also Trustees, to provide property management services on substantially the same terms as the current agreements.

In addition,  as a commitment to the  rebuilding  of Vinings,  prior to 1998 The
Vinings Group, Inc., the parent corporation of Vinings Properties, Inc. (collectively with VIP, "The Vinings Group"), provided numerous services at no cost to Vinings relating to administration, acquisition, and capital and asset advisory services. Certain direct costs paid on Vinings' behalf were reimbursed to The Vinings Group. Beginning January 1, 1998, The Vinings Group has charged Vinings for certain overhead charges. Beginning August 1, 1999, the Trust has also paid for its pro-rata share of rent, administrative and other overhead charges, which include reimbursing The Vinings Group for a pro-rata portion of salaries and benefits for the officers and other employees providing services to Vinings. Effective July 1, 2000, Vinings restructured its relationship with VIP such that VIP will administer the Trust for an advisory fee equal to 1 1/2% of gross revenues, including the revenues from the Joint Venture Properties. The advisory fee is in lieu of reimbursing VIP for all overhead, salaries and other indirect costs attributable to the Trust's operations.


Employees
---------

Vinings does not currently hire its own employees, as The Vinings Group has been providing services to the Trust as described above. In connection with these services the Trust paid to The Vinings Group during fiscal 2000 a total of $328,933. In addition, The Vinings Group, as managing agent, provides on-site property management services for the Trust. At December 31, 2000, Vinings, through its managing agent, had engaged 38 associates who performed on-site management services for the communities and were paid with funds generated from the properties.


Environmental Policy
--------------------
Investments in real property create a potential for environmental liability on the part of the Trust. Owners of real property may be held liable for all costs and liabilities relating to hazardous substances present on or emanating from their properties. Current management assesses on an as needed basis, measures that may need to be taken to comply with environmental laws and regulations. In the event that there is potential environmental responsibility, the costs to comply with environmental laws and regulations would be estimated at that time. At December 31, 2000, Vinings was not aware of any potential environmental contamination relating to investments in its portfolio.

ITEM 2 - PROPERTIES

As of December 31, 2000, Vinings directly owned ten apartment communities and a single-story business park, Peachtree Business Center ("Peachtree"). While Vinings still owns Peachtree, it intends to continue investing only in multifamily communities. Vinings' directly owned real estate investments are summarized below by property:


OWNED PROPERTIES                 Date        No.        Amount of  Occupancy at
                               Acquired     Units      Investment    12/31/00
                               --------     -----      ----------  ------------
Cottonwood Apartments          05/01/99      120      $ 4,771,434       98%
Delta Bluff Apartments         05/01/99      152        6,932,190       80%
Foxgate Apartments             05/01/99      160        7,294,638       98%
Hampton House Apartments       05/01/99      128        5,692,691       81%
Heritage Place Apartments      05/01/99       80        3,215,464       95%
Northwood Place Apartments     05/01/99      136        5,573,285       80%
River Pointe Apartments        05/01/99      152        6,946,478       97%
Trace Ridge Apartments         05/01/99      136        5,305,769       89%
The Thicket Apartments         06/28/96      254        7,393,891       93%
Windrush Apartments            12/19/97      202        7,246,917       91%
Peachtree Business Center      04/12/90      N/A        2,101,094       84%
                                          -------    ------------     ------
Totals                                     1,520      $62,473,851       90%
                                          =======    ============     ======


In addition, as of December 31, 2000, Vinings was the general partner of and owned a 20% interest in an unconsolidated Joint Venture, which owned five apartment communities summarized as follows:


JOINT VENTURE PROPERTIES         Date        No.        Amount of  Occupancy at
                               Acquired     Units      Investment    12/31/00
                               --------     -----      ----------  ------------
Bradford Place Apartments      05/01/99      240      $10,925,054       83%
Cambridge  Apartments          05/01/99      120        5,615,672       72%
The Landings Apartments        05/01/99      120        6,056,638       79%
Riverchase Apartments          05/01/99      280       14,001,736       85%
Southwind Apartments           05/01/99      208        8,277,594       85%
                                          -------    ------------     ------
Totals                                       968      $44,876,694       82%
                                          =======    ============     ======

The above investment amounts are net of accumulated depreciation. All of the properties are encumbered by fixed rate mortgage loans, except for Peachtree Business Center, which serves as security for the line of credit. Vinings incorporates herein by reference the description of owned real property on
Schedule III and the notes thereto.


ITEM 3 - LEGAL PROCEEDINGS

None of Vinings' properties are presently subject to any material litigation nor, to Vinings' knowledge, is any material litigation threatened against the Trust or any of its properties, other than routine actions or claims and administrative proceedings arising in the ordinary course of business. Some of these claims are expected to be covered by insurance, all of which collectively are not expected to have a material adverse effect on the business, financial condition, or results of operations of Vinings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of the Trust's shareholders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST

Stock Quotation
---------------

Vinings' common shares of beneficial interest are currently traded on the over-the-counter Bulletin Board under the symbol "VIPIS." On March 8, 2001, the closing sale price for Vinings' common shares, as reported on the over-the-counter Bulletin Board, was $ 2.375 per share.


Market Information
------------------

The high and low sales prices for each quarterly period during fiscal 2000 and fiscal 1999, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions, are as follows:

                           -------------------      ---------------------
                                  2000                      1999
                           -------------------      ---------------------
QUARTER ENDED               HIGH        LOW           HIGH        LOW
                          -------     -------       -------     -------
March 31                     5         3 3/8         4 5/16      3 1/2
June 30                    3 1/2       2 1/2          4 3/8     3 9/16
September 30                 3         1 7/8          4 3/8        4
December 31                2 1/2      1 15/16         4 5/8        4


Dividends
---------

For fiscal year 1999, the Trust declared cash distributions per common share as shown below. Vinings did not declare or pay any cash distributions on common shares during fiscal 2000. For a discussion of the federal income tax consequences of these distributions, refer to Note 8 of Vinings' December 31, 2000, Consolidated Financial Statements. Vinings intends to pay distributions when operating cash flow permits.

                  --------------   --------------    ----------
                       RECORD          PAYMENT        DIVIDEND
                        DATE            DATE           AMOUNT
                  --------------   --------------    ----------
                      8/16/99          9/1/99          $0.05
                     11/26/99         12/8/99          $0.05


Sales of Unregistered Securities
--------------------------------

On April 29, 1999, the Operating Partnership offered Preferred Units in a private transaction. A total of 1,988,235 Preferred Units were issued for an aggregate purchase price of $8,450,000. The securities were issued in reliance on the exemption in Section 4(2) of the Securities Act. The Trust is relying on the exemption in Section 4(2) based upon factual representations received from the acquirors of such securities. Effective April 1, 2000 the Preferred Units were exchanged for Preferred Shares. The holders of Preferred Shares are entitled to receive cumulative preferential cash distributions at the per annum rate of $0.4675 per Preferred Share. Under certain circumstances, the holders of Preferred Shares may convert any part or all of such Preferred Shares into common shares of Vinings. As of December 31, 2000, a total of 1,988,235 Preferred Shares were outstanding. (See Note 5 to Vinings' December 31, 2000, Consolidated Financial Statements.)


Holders
-------
Vinings had 662 holders of record of its common shares of beneficial interest as of March 8, 2001.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial information for Vinings and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as Vinings' December 31, 2000 Consolidated Financial Statements, which are made a part of this report. All share and per share information have been restated to reflect the 1-for-8 reverse share split on July 1, 1996.

                                                                    For the year ended December 31,
                                               ------------------------------------------------------------------------
                                                   2000           1999           1998           1997          1996
                                               -------------  -------------  -------------  ------------- -------------

Revenues                                       $ 11,770,199    $ 9,341,144    $ 4,102,003    $ 2,478,824   $ 1,796,917
Expenses                                         12,664,437      9,898,237      3,998,110      3,146,005     2,580,195
                                               -------------  -------------  -------------  ------------- -------------
Income (loss) before loss on
  real estate investments                          (894,238)      (557,093)       103,893       (667,181)     (783,278)
Loss on real estate investments                         -              -              -              -         (26,800)
                                               -------------  -------------  -------------  ------------- -------------

Income (loss) before equity in loss of unconsolidated
   Joint Venture and minority interests            (894,238)      (557,093)       103,893       (667,181)     (810,078)

Equity in loss of unconsolidated Joint Venture     (220,452)      (137,366)           -              -             -
                                               -------------  -------------  -------------  ------------- -------------

Income (loss) before minority interests          (1,114,690)      (694,459)       103,893       (667,181)     (810,078)

Less Minority interests in Operating Partnership:
    Preferred partnership interests                (336,758)      (903,344)           -              -             -
    Common partnership interests                    394,020        288,553        (18,900)         5,464           -
                                               -------------  -------------  -------------  ------------- -------------

Net income (loss)                                (1,057,428)    (1,309,250)        84,993       (661,717)     (810,078)
                                               -------------  -------------  -------------  ------------- -------------

    Distributions to preferred shareholders         697,125            -              -              -             -
    Accretion to preferred shareholders              33,144            -              -              -             -
                                               -------------  -------------  -------------  ------------- -------------

Net income (loss) available to common
    shareholders                                 (1,787,697)  $ (1,309,250)      $ 84,993    $  (661,717)  $  (810,078)
                                               =============  =============  =============  ============= =============

Net income (loss) per share - basic and diluted     $ (1.62)       $ (1.19)        $ 0.08        $ (0.61)      $ (0.75)
                                               =============  =============  =============  ============= =============

Weighted average shares outstanding - basic       1,100,490      1,100,501      1,090,701      1,080,513     1,080,528
                                               =============  =============  =============  ============= =============

Weighted average shares outstanding - diluted     1,343,036      1,343,036      1,336,391      1,089,435     1,080,528
                                               =============  =============  =============  ============= =============


Dividends declared and paid:
Ordinary income                                       $ -         $   -             $ -            $ -       $    -
Return of capital                                       -           0.10              -              -         16.88
                                               -------------  -------------  -------------  ------------- -------------
Total dividends declared and paid                     $ -         $ 0.10            $ -            $ -       $ 16.88
                                               =============  =============  =============  ============= =============


Total assets                                   $ 66,901,276   $ 69,114,314    $19,148,178    $18,989,558   $11,519,469
                                               =============  =============  =============  ============= =============
Shareholders' equity                           $  8,087,418   $  1,007,617    $ 2,426,972    $ 2,268,803   $ 2,232,548
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

Vinings currently conducts all of its operations through Vinings Investment Properties, L.P. (the "Operating Partnership"). As of December 31, 2000, the Trust was the sole 1% general partner and a 92.72% limited partner in the Operating Partnership, controlling 80.94% of the common partnership interests and 100% of the preferred partnership interests. (See Note 5 Vinings' December 31, 2000 Consolidated Financial Statements.)

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements of Vinings and the notes thereto.


Results of Operations
---------------------

Comparison of Operating Results of 2000 to Operating Results of 1999
--------------------------------------------------------------------

Rental and other property revenues increased $2,392,204, or 26%, from $9,309,207 to $11,701,411 due primarily to the revenues generated in connection with the Trust's ownership of the Mississippi Properties for twelve months during fiscal year ended December 31, 2000 ("Fiscal 2000") versus only eight months during fiscal year end December 31, 1999 ("Fiscal 1999"). The revenues at Windrush also increased slightly during Fiscal 2000.

Interest and other income increased $36,851, or 115%, from $31,937 to $68,788. This increase was due primarily to interest earned on replacement reserve accounts.

Property operating and maintenance expense increased by $926,825, or 26%, from $3,613,379 to $4,540,204 due primarily to the expenses generated in connection with the Trust's ownership of the Mississippi Properties for twelve months during Fiscal 2000 versus only eight months during Fiscal 1999. Property operating and maintenance expenses decreased slightly at Peachtree, Windrush, and Thicket.

Depreciation and amortization increased by $547,062, or 32%, from $1,713,513 to $2,260,575. This increase is due primarily to depreciation generated in connection with Vinings' ownership of the Mississippi Properties for the twelve months during Fiscal 2000 versus only eight months during Fiscal 1999. There was also a slight increase in depreciation for Windrush and Thicket due to capital improvements.

Amortization of deferred financing costs increased by $5,253, or 10%, from $50,398 to $55,651, due to costs incurred in connection with the refinancing of the line of credit.

Interest expense  increased  $1,333,281,  or 35%, from $3,832,518 to $5,165,799, due primarily to the mortgage interest generated in connection with Vinings' ownership of the Mississippi Properties for twelve months during Fiscal 2000 versus only eight months during Fiscal 1999. In addition, interest on Vinings' line of credit increased due to the increase in the prime rate during 2000. Windrush and Thicket had slight decreases in interest expense due to principal amortization.

General and administrative expense decreased $46,221, or 7%, from $688,429 to $642,208. This decrease consists of: (1) corporate communications expense totaling $21,285; (2) professional fees totaling $18,364; (3) office expense totaling $15,080; (4) trustee expense totaling $17,638; (5) travel expense totaling $5,892; and (6) investor relations expense totaling $3,175. These decreases are offset by an increase of $36,829 in payments made to The Vinings Group for advisory fees and overhead allocations.

Vinings had a loss before equity in loss of unconsolidated Joint Venture and minority interests of $894,238 for Fiscal 2000, as compared to a loss of $557,093 for Fiscal 1999, representing an increased loss of $337,145. The majority of this increase is due to the loss generated in connection with Vinings' ownership of the Mississippi Properties for twelve months during Fiscal 2000 versus only eight months during Fiscal 1999.

Vinings had equity in loss of unconsolidated Joint Venture of $220,452 for Fiscal 2000 as compared to a loss of $137,366 for Fiscal 1999. This increased loss is due to the Trust's equity ownership in the unconsolidated Joint Venture for twelve months during Fiscal 2000 versus only eight months during Fiscal 1999. (See Note 4 to Vinings' December 31, 2000 Consolidated Financial Statements.)

The minority interest of common partnership interests for Fiscal 2000 totals ($394,020), as compared to ($288,553) for Fiscal 1999. The minority interest of preferred partnership interests for Fiscal 2000 of ($336,758) represents the accrued preferred 11% return on the Preferred Units for three months of ($232,375) and the accrued pro rata liquidation preference of $0.21 per Preferred Unit for three months of ($104,383) versus ($623,341) and ($280,003), respectively, for Fiscal 1999. The Preferred Units were converted to Preferred Shares on April 1, 2000. (See Note 5 to Vinings' December 31, 2000 Consolidated Financial Statements.)


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

Vinings had a loss before equity in loss of unconsolidated Joint Venture and minority interests of $557,903 for Fiscal 1999, as compared to income of $103,893 for Fiscal 1998 representing a decrease of $661,796. The majority of this decrease is due to the loss generated in connection with the Trusts' ownership of the Mississippi Properties for the eight months ended December 31, 1999, which were not in the Vinings' portfolio during 1998.

Vinings had equity in loss of unconsolidated Joint Venture of $137,366 for Fiscal 1999. This loss is due to the Trust's equity ownership in the unconsolidated Joint Venture for the eight months ended December 31, 1999, which was not held by Vinings' portfolio during 1998. (See Note 4 to Vinings' December 31, 1999 Consolidated Financial Statements.)

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


Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities decreased $510,797, or 45%, from $1,139,090 for Fiscal 1999 to $628,293 for Fiscal 2000. This change is due primarily to the increased distributions paid to the holders of Preferred Units made by the Operating Partnership. The distributions paid during Fiscal 2000 were for a nine month period from July 1, 1999 to March 31, 2000, while the distributions paid during Fiscal 1999 were for a three month period from April 1, 1999 to June 30, 1999.

Net cash used in investing activities decreased $7,853,784 from $8,149,185 for Fiscal 1999 to $295,401 for Fiscal 2000. This decrease is due primarily to the cash invested in Vinings' purchase of the Mississippi Properties and its interest in the Joint Venture during Fiscal 1999.

Net cash used by financing activities was $435,135 for Fiscal 2000, as compared to net cash provided by investing activities of $7,768,008 for Fiscal 1999. This difference is due primarily to the issuance of Preferred Units totaling
$8,450,000 during Fiscal 1999. In addition, principal repayments on mortgage notes payable increased $75,069 from Fiscal 1999 to Fiscal 2000 due to Vinings' ownership of the Mississippi Properties for twelve months during Fiscal 2000 versus only eight months during Fiscal 1999. Proceeds of $149,990 were drawn from the Trust's line of credit during Fiscal 2000 versus repayments of $285,000 during Fiscal 1999. Distributions totaling $232,376 were paid to holders of Preferred Shares during Fiscal 2000 versus distributions totaling $110,042 paid to common shareholders during Fiscal 1999.

The cash held by Vinings at December 31, 2000, plus the cash flow from Vinings' assets, is expected to provide sources of liquidity to allow Vinings to meet current operating obligations excluding the distributions on the Preferred Shares. While Vinings has been able to pay currently the preferred distributions from the Trust's cash flow, Vinings may not have sufficient cash flow from operations to make future distributions on the Preferred Shares without drawing on the line of credit. For more information regarding the Trust's line of credit, see Note 6 to Vinings' December 31, 2000 Consolidated Financial Statements. This is due to a slight decline in occupancy at the Mississippi Properties and the less than anticipated distributions from the Joint Venture. However, Vinings continues its efforts to increase revenues as well as decrease its general and administrative expenses. There can be no assurance however, that sufficient cash flow will be generated from the Trust's operations. In addition, management plans to continue ongoing discussions with capital sources, both public and private, as well as explore financing alternatives, so as to allow the Trust to continue to grow its income producing investments.


Recent Accounting Pronouncements
--------------------------------

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133, as amended by FAS 137, "Deferral of the Effective Date of FAS 133," is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. The adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

On December 3, 1999, The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is required to be implemented in the fourth fiscal quarter of 2000. SAB 101 will not have a significant effect on the Company's results of operations or its financial position.


Other Matters
-------------

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Vinings' actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the inability of Vinings to identify properties for acquisition; the inability of Vinings to continue to acquire properties in the future; the less than satisfactory performance of any property which might be acquired by Vinings; the inability to access the capital markets in order to fund Vinings' growth and expansion strategy; the cyclical nature of the real estate market generally and locally in Georgia, Mississippi and the surrounding southeastern states; the national economic climate; the local economic climate in Georgia, Mississippi and the surrounding southeastern states; the local real estate conditions and competition in Georgia, Mississippi and the surrounding southeastern states; and the ability of Vinings to generate sufficient cash flow or borrow funds to pay the full distributions on the Preferred Shares. There can be no assurance that, as a result of the foregoing factors, Vinings' growth and expansion strategy will be successful or that the business and operations of Vinings will not be adversely affected thereby.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Vinings is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, Vinings manages exposures through its regular operating and financing activities.
Vinings does not use financial instruments for trading or other speculative purposes. Vinings is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 6 to Vinings' December 31, 2000 Consolidated Financial Statements. All of Vinings' borrowings are under fixed rate instruments, except the line of credit, which is at prime plus 1%. However, Vinings has determined that there is no material market risk exposure to its consolidated financial position, results of operations or cash flows due to changes in interest rates because of the fixed rate nature of its long-term debt.

The following table presents principal reductions and related weighted average interest rates by year of expected maturity for Vinings' debt obligations as of December 31, 2000:

                                                                                            Fair Value
                                                                          There-             December
(In Thousands)                 2001     2002     2003      2004    2005    after    Total    31, 2000
-------------------------------------------------------------------------------------------------------

Principal Reductions
  In Mortgage Notes            $  362  $393    $7,315     $367    $399   $45,906   $54,742    $54,742

Average Interest Rates         8.63%   8.63%    8.63%     8.58%   8.58%   8.58%     8.63%      8.63%

Line Of Credit                $1,865    -        -         -       -       -       $ 1,865    $ 1,865

Interest Rate                   9.50%   -        -         -       -       -       9.50%      9.50%
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

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Trustees

Set forth below is certain information regarding the current five Trustees of Vinings who are elected by the Trust's shareholders at each annual meeting of the Trust.

                                                  TRUSTEE
                  NAME                             SINCE
                 --------------------             -------
                 Peter D. Anzo                     1996
                 Stephanie A. Reed                 1996
                 John A. Christy                   2000
                 Phill D. Greenblatt               1996
                 Henry Hirsch                      1996

Peter D. Anzo, age 47, has been Chief Executive Officer, President and Chairman of the Board of Trustees since 1996. He has also been Chief Executive Officer and a director of The Vinings Group, Inc. and affiliates since 1987. From 1990 through 1997 Mr. Anzo was Chief Executive Officer and a director of A&P Investors, Inc. Mr. Anzo has been a delegate of the National Apartment Association ("NAA") since 1995. He has been on the Legislative Committee of NAA since 1991 and is the current Chairman. He is also past Chairman of the Political Action Committee of NAA. He has been past Co-Chairman of the Government Affairs Committee since 1995, Co-Chairman of the Affordable Housing Task Force and was a director from 1992 until 1998 of the Atlanta Apartment Association. He was a director of the Georgia Apartment Association from 1993 to 1998. From 1983 until 1986, Mr. Anzo served as Vice President of Acquisitions of First Investment Companies, where he was involved in the management and acquisition of commercial apartment properties throughout the United States. Mr. Anzo was Vice President, Dispositions of Balcor/American Express from 1981 until 1983, where he was involved in the sale of apartment communities and commercial properties in the United States. Prior to 1981, Mr. Anzo was involved in the management, leasing, purchase and construction of real property with The Beaumont Company and Linkletter Properties.

Stephanie A. Reed, age 42, has been Vice President, Secretary, Treasurer and a Trustee since 1996. Since 1991, Ms. Reed has been Vice President and a director of The Vinings Group, Inc. and affiliates. From 1987 to 1991, Ms. Reed was Vice President-Development of The Sterling Group, Inc., a multifamily development company located in Atlanta, Georgia where she was responsible for all phases of development for multifamily projects. Prior to 1987, she served as Vice President-Finance of The Sterling Group, Inc., in the syndication and management of multifamily projects. Prior to joining The Sterling Group, Inc., she was a certified public accountant for independent public accounting firms in Atlanta, Georgia and Orlando, Florida.

John A. Christy, age 45, has been a Trustee since May 1, 2000. Mr. Christy is currently a partner of Schreeder, Wheeler & Flint, LLP, an Atlanta law firm, where he focuses his law practice in the areas of real estate, litigation and bankruptcy. He graduated from Duke University in 1977 and Emory University School of Law in 1980. Mr. Christy is a member of the Atlanta Bar Association.

Phill D. Greenblatt, age 55, has been a Trustee since 1996. Since 1975, Mr. Greenblatt has been President of p.d.g. Real Estate Co., Inc., a real estate brokerage and investment firm which invests in multifamily, retail and industrial properties in Colorado, Arizona and Florida. From 1971 through 1974, Mr. Greenblatt was a commercial sales associate with Heller-Mark Realty. He also served as an investment banking officer for the First National Bank of Denver from 1968 to 1971.

Henry Hirsch, age 64, has been a Trustee since 1996. Mr. Hirsch is Chairman of the Board of Engineered Concepts, Inc., ECI Management Corporation and ECI Realty, and is President of ECI Properties, positions which he has held for over ten years. Mr. Hirsch has been involved in the real estate business since 1968, specializing in multifamily apartment development. He and his related entities currently own and/or manage over 3,500 apartment units, as well as office buildings. The construction arm of his related entities has completed over $300,000,000 of new construction and rehabilitation. Mr. Hirsch is a Certified Apartment Property Supervisor with the National Apartment Association. He has served on the Hotpoint Builders Advisory Council and National Association of Home Builders, and has served as a director and past President of the Atlanta Apartment Association. He has also served as a Regional Vice President of the National Apartment Association.


Information Regarding Executive Officers
----------------------------------------

Listed below are the names of Vinings' executive officers. The names and ages of all executive officers of the Trust and principal occupation and business experience during at least the last five years is discussed above in "Information Regarding Trustees."

       NAME                       POSITION
       ------------------         --------------------------------------
       Peter D. Anzo              President, Chief Executive Officer
                                  and Chairman of the Board of Trustees

       Stephanie A. Reed          Vice President, Secretary and Treasurer


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Vinings' officers, Trustees and beneficial owners of more than 10% of the Trust's shares are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Trust. Based solely on a review of the copies of reports and amendments thereto furnished to Vinings, the Trust believes that during Fiscal 2000, no person who was a Trustee, officer or greater than 10% beneficial owner of the Trust's Shares failed to file on a timely basis any report required by Section 16(a), except that the following had late filings during Fiscal 2000: Peter D. Anzo (Form 5 for the purchase of common units in the Operating Partnership); Phill D.
Greenblatt (Form 5 for the purchase of Preferred Units in the Operating Partnership); Henry Hirsch (Form 5 for the purchase of Preferred Units in the Operating Partnership); Martin H. Petersen (Form 5 for purchase of common units in the Operating Partnership and Form 4 for the disposition of common units in the Operating Partnership and the disposition of common shares); Stephanie Reed (Form 5 for the purchase of Preferred Units in the Operating Partnership); Gilbert H. Watts, Jr. (Form 5 for the purchase of Preferred Units in the Operating Partnership and Form 4 for the disposition of common shares); and James D. Ross (Form 4 for the disposition of common shares). In addition, because Vinings did not receive a Form 4 from each of Strico Vinings, LLC and Lawrence Cooper, who are beneficial owners of more than 10% of the Trust's shares, the Trust believes that they did not timely file these required reports, disclosing the acquisition by each of them of Preferred Units, under Section 16(a) of the Exchange Act.

ITEM 11 - EXECUTIVE AND TRUSTEE COMPENSATION

The following sections set forth and discuss the compensation paid or awarded during the last three years to the Trust's Chief Executive Officer. Vinings had no executive officers who earned in excess of $100,000 during fiscal 2000.

Summary Compensation Table
--------------------------

The following table shows for the fiscal years ended December 31, 2000, 1999 and 1998 the annual compensation paid by Vinings to the Chief Executive Officer and the four most highly compensated executive officers who earned in excess of $100,000 during fiscal year 2000.

                                 ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                         ------------------------------------------    -----------------------------------
                                                                                AWARDS          PAYOUTS
                         ------ ------- -----------  --------------    ----------------------- -----------  ---------------
          (a)             (b)    (c)       (d)            (e)            (f)          (g)          (h)           (i)
                                                                      RESTRICTED   SECURITIES                    ALL
                                                      OTHER ANNUAL     STOCK       UNDERLYING     LTIP          OTHER
                                SALARY    BONUS       COMPENSATION      AWARD      WARRANTS/     PAYOUTS     COMPENSATION
                                                                                    OPTIONS
         Name            Year    ($)       ($)            ($)            ($)          (#)          ($)           ($)
------------------------ ------ ------- ----------- ----------------- ----------- ------------- ---------- -----------------
Peter D. Anzo (1)        2000     -         -              -              -            -            -             -
  President, Chief       1999     -         -              -              -            -            -             -
  Executive Officer      1998     -     40,000(2)          -              -       35,000(3)         -             -
  and Chairman of
  the Board
----------------------------------------------------------------------------------------------------------------------------

     (1) Mr. Anzo did not receive any salary compensation from the Trust for services rendered in his capacity as President, Chief Executive Officer and Chairman of the Board of Trustees of the Trust during the fiscal years ended December 31, 2000, 1999 or 1998.

     (2) Represents a bonus in the form of 10,000 common shares that had an aggregate market value as of July 1, 1998, the date of the grant, of $40,000.

     (3) Represents stock options granted pursuant to the Trust's 1997 Stock Option and Incentive Plan.


Option Grants in Last Fiscal Year
---------------------------------

No stock options were granted during fiscal 2000.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values
--------------------------------------------------------------------------

The following table sets forth the common shares acquired and the value realized upon exercise of stock options during Fiscal 2000 by the Chief Executive Officer (who is the only executive officer named in the Summary Compensation Table) and certain information concerning the number and value of unexercised stock options. There are currently no outstanding SARs.

                (a)             (b)              (c)                     (d)                              (e)
                                                                 NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                          SHARES ACQUIRED       VALUE           UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS/
             NAME         ON EXERCISE(#)     REALIZED($)    OPTIONS/WARRANTS AT FY-END(#)      WARRANTS AT FY-END (#) (1)
     --------------      ----------------   ------------   ------------------------------     ---------------------------
                                                            EXERCISABLE     UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
                                                            -----------     -------------      -----------   --------------

     Peter D. Anzo               -                -                40,000        -                  - (1)           -

     (1) As of December 31, 2000, Mr. Anzo's stock options were not in the money because the market value of the Shares was less than or equal to the exercise price of the options.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

With the resignation of Mr. Watts and Mr. Ross in March 2000, both of whom were members of the Compensation Committee, and given that there are no executives other than Mr. Anzo, the President, Chief Executive Officer and Chairman of the Board of Trustees and Ms. Reed, Vice President, Secretary, Treasurer and a Trustee, the Trust no longer has a formal Compensation Committee. However, Mr. Anzo and Ms. Reed will make general recommendations to and review with the Board of Trustees any compensation that may be granted to anyone other than themselves.

Effective March 1, 2000, 628,927 common shares of Vinings were purchased in a privately negotiated transaction by the Officers, one of their affiliates and an affiliate of one of the Trustees from a limited number of shareholders, which included three of the Trustees and certain of their affiliates (the "Stock Transaction"). In connection with the Stock Transaction, the three selling Trustees--James D. Ross, Martin H. Petersen and Gilbert H. Watts, Jr.--resigned from the Board of Trustees.

On March 15, 2000, the Board of Trustees voted to waive the ownership limitations in Vinings' Declaration of Trust with respect to shareholders acquiring shares in the Stock Transaction, as well as with respect to certain holders of Preferred Shares.


Compensation of the Board of Trustees
-------------------------------------

Trustees who are officers of the Trust do not receive compensation for their services as Trustees. Trustees who are not officers of the Trust (each a "Non-Employee Trustee") receive compensation for their services as the Board of Trustees may from time to time determine. During fiscal 2000, the Non-Employee Trustees did not receive any compensation for their services.

In addition, the Non-Employee Trustees are eligible to participate in the Trust's 1997 Stock Option and Incentive Plan (the "1997 Incentive Plan"). No awards were made or granted during fiscal 2000.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal and Management Shareholders
-------------------------------------

The following table sets forth, to the best knowledge and belief of the Trust, certain information regarding the beneficial ownership of the Trust's Shares as of March 12, 2000 by (i) each person known by the Trust to be the beneficial owner of more than 5% of the outstanding common shares, (ii) each of the Trustees, (iii) each of the executive officers of the Trust and (iv) all of the Trust's executive officers and Trustees as a group. Unless otherwise indicated, the address for those listed below is c/o Vinings Investment Properties Trust, 2839 Paces Ferry Road, Suite 1170, Atlanta, GA 30339.

                                                    Amount and Nature
Trustees, Executive Officers                         of Beneficial    Percent of
  and 5% Shareholders                                 Ownership (1)    Class (2)
----------------------------                       -----------------  ----------

 Kinder Gelt, L.P......................................588,235  (3)     34.83%
 2700 Delk Road
 Suite 100
 Marietta, GA 30067

 Strico Vinings, LLC ..................................470,588  (3)     29.95%
 6065 Roswell Road
 Suite 800
 Atlanta, GA 30328

 Watts Agent, L.P......................................470,588  (3)     29.95%
 1006 Trammel Street
 Dalton, GA 30720

 Lawrence E. Cooper....................................235,294  (3)     17.61%
 1150 Lake Hearn Drive
 Suite 650
 Atlanta, GA 30342

 Sylco, L.P............................................117,647  (3)      9.66%
 1150 Lake Hearn Drive
 Suite 650
 Atlanta, GA 30342

 VIP Management, LLC...................................100,000           9.09%

 Hirsch Investments, LLC............................... 84,500           7.68%
 2700 Delk Road
 Suite 100
 Marietta, GA 30067

 Peter D. Anzo.........................................716,640  (4)     61.67%
 Stephanie A. Reed..................................... 51,983  (5)      4.62%
 John A. Christy.......................................    600  (6)        *
 Phill D. Greenblatt................................... 61,917  (7)      5.44%
 Henry Hirsch..........................................676,274  (8)     39.85%

 All Trustees and officers as a group (5 persons)...1,507,414   (9)    82. 78%
----------------------

     * Less than 1%

     (1) Beneficial share ownership is determined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Accordingly, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote such security or the power to dispose of such security. The amounts set forth above as beneficially owned include Shares owned or controlled, if any, by spouses and relatives living in the same home as to which beneficial ownership may be disclaimed. For purposes of Rule 13d-3, a person is deemed to be the beneficial owner of a security if such person has the right to acquire voting or investment power with respect to such security within 60 days.

     (2) Percentages are calculated on the basis of 1,100,487 common shares outstanding as of March 12, 2000, together with applicable options or convertible securities of each shareholder exercisable for common shares within 60 days of March 12, 2001.

     (3) The Shares reported may be acquired within 60 days of March 12, 2001 upon conversion of the Preferred Shares into Shares on a one-for-one basis at the option of the shareholder, or at the election of the Trust into an amount of cash equal to the fair market value of the Shares at the time of the conversion.

     (4) Mr. Anzo's holdings can be summarized as follows: (a) 555,125 Shares held directly; (b) 100,000 Shares held indirectly through entities that he currently controls; (c) 40,000 vested stock options; (d) 10,758 common units of the Operating Partnership held indirectly through an entity that he controls; and (e) 10,757 common units of the Operating Partnership held directly. Mr. Anzo's stock options and common units may be exercised or exchanged, respectively, for common shares on a one-for-one basis within 60 days of March 12, 2001.

     (5) Ms. Reed's holdings can be summarized as follows: (a) 27,718 common shares held directly; (b) 12,500 vested stock options; and (c) 11,765 Preferred Shares held directly. Ms. Reed's stock options may be exercised within 60 days of the date of this report. Ms. Reed's Preferred Shares may be converted into common shares on a one-for-one basis at her option, or at the election of the Trust, into an amount of cash equal to the fair market value of the common shares at the time of the conversion, within 60 days of March 12, 2001.

     (6) Mr. Christy disclaims beneficial ownership of the 600 common shares, as these shares are owned by his wife.

     (7) Mr. Greenblatt's holdings can be summarized as follows: (a) 24,005 Shares held directly; (b) 8,500 vested stock options; and (c) 29,412 Preferred Shares held directly. Mr. Greenblatt's stock options may be exercised within 60 days of the date of this report. Mr. Greenblatt's Preferred Shares may be converted into common shares on a one-for-one basis at his option, or at the election of the Trust, into an amount of cash equal to the fair market value of the common shares at the time of the conversion, within 60 days of March 12, 2001.

     (8) Mr. Hirsch's holdings may be summarized as follows: (a) 60,012 common shares held directly; (b) 8,500 vested stock options; (b) 588,235 Preferred Shares held indirectly through an entity that he currently controls; (c) 7,525 common shares held indirectly through an entity that he currently controls; and (d) 12,002 common shares held in trust for the benefit of others, of which Mr. Hirsch's wife is a trustee. Mr. Hirsch may be deemed to beneficially own the 12,002 common shares by virtue of the fact that his wife is a co-trustee. Mr. Hirsch expressly disclaims beneficial ownership of the 12,002 common shares held in trust and the filing of this proxy statement shall not be deemed an admission that Mr. Hirsch is the beneficial owner of such common shares. Mr. Hirsch's stock options may be exercised within 60 days of the date of this report. Mr. Hirsch's Preferred Shares may be converted into common shares on a one-for-one basis at his option, or at the election of the Trust, into an amount of cash equal to the fair market value of the common shares at the time of the conversion within 60 days of March 12, 2001.

     (9) The Trustees' and officers' holdings, as a group, may be summarized as follows: (a) 666,860 common shares held directly; (b) 120,127 common shares held indirectly through currently controlled entities; (c) 69,500 vested stock options; (d) 10,757 common units of the Operating Partnership held directly; (e) 10,758 common units of the Operating Partnership held indirectly; (f) 41,177 Preferred Shares held directly; and (g) 588,235 Preferred Shares held indirectly. The Trustees' and officers' stock options, common units and Preferred Units, may be exercisable or exchanged, respectively, for an equal number of common shares within 60 days of March 12, 2001.

Change of Control
-----------------

The Trust has experienced a change of control since the beginning of Fiscal 1999. As of January 1, 1999, the Trust had four significant beneficial owners of its common shares: Financial & Investment Management Group, Ltd. - 28.24%, Peter
D. Anzo - 12.13%, Martin H. Petersen - 8.73% and Clifford K. Watts - 8.18%. As a result of the transactions described below, Mr. Anzo now is the beneficial owner of a majority of the Trust's common shares, holding 61.67% of the common shares as of the date of this report. All information regarding share ownership has been derived from the most recently filed Schedule 13D for such person.

Effective March 1, 2000, in a private transaction that was completed on or about March 17, 2000, Mr. Anzo acquired beneficial ownership of an additional 547,982 common shares of the Trust.

Of the 547,982 common shares acquired by Mr. Anzo, 437,225 shares were acquired directly by Mr. Anzo for an aggregate purchase price of $2,382,876. The consideration for the purchase of the 437,225 shares was comprised of four sources: (1) a personal loan to Mr. Anzo from Watts Agent, L.P. dated March 1, 2000 in the amount of $1,285,000, which is secured by a pledge of 566,966 of Mr. Anzo's shares, evidenced by the Margin Stock Pledge Agreement and the Amendment to the Margin Stock Pledge Agreement both dated as of March 1, 2000 and which have been filed as exhibits to Mr. Anzo's Amendment No. 4 to Schedule 13D filed on May 2, 2000 and which are incorporated herein by reference, (2) a draw on a home-equity line of credit from Regions Bank in the amount of $500,000 which has also been filed as an exhibit to Mr. Anzo's Amendment No. 4 to Schedule 13D filed on May 2, 2000 and which is incorporated herein by reference, (3) an exchange of certain partnership interests and other economic interests held by Mr. Anzo in certain real estate investments with one of the sellers of shares totaling $400,003, and (4) certain personal funds of Mr. Anzo.

100,000 of these shares were acquired for an aggregate purchase price of $545,000 by VIP. By virtue of his ownership interest in VIP, Mr. Anzo may be deemed the beneficial owner of the securities over which VIP has voting and dispositive power.

Mr. Anzo has the right to acquire the remaining 10,757 shares upon conversion of an equal number of common units in the Operating Partnership. The common units were acquired for an aggregate purchase price of $58,626. The consideration for the purchase of the 10,757 common units was the exchange of certain partnership interests and other economic interests held by Mr. Anzo in certain real estate investments with the seller of the common units.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Vinings is a party to certain management agreements with VIP, an affiliate of Mr. Anzo and Ms. Reed, to provide management services to the properties owned by the Trust. A total of $484,794 in management and data processing fees was incurred by the Trust during 2000. In addition, during 2000 VIP provided a number of services to the Trust relating to administrative, acquisition and capital and asset advisory services. Certain direct costs paid on Vinings' behalf were reimbursed to VIP and VIP has charged Vinings for certain overhead charges, including the Trust's pro-rata share of rent and administrative charges and a pro-rata portion of salaries and benefits for the officers and other employees providing services to the Trust.

Effective July 1, 2000, Vinings restructured its relationship with VIP who will administer the Trust for an advisory fee equal to 1 1/2% of gross revenues, including the revenues from the Joint Venture Properties. The advisory fee is in lieu of reimbursing VIP for all overhead, salaries and other indirect costs attributable to Vinings' operations. The total paid to VIP for these services during 2000 was $328,933. These payments to VIP represent greater than 5% of VIP's gross revenues for its last full fiscal year. Mr. Anzo may be deemed to have an indirect material interest in these transactions because he is a managing member of VIP and currently owns 90% of its membership interests. Ms. Reed may also be deemed to have an indirect material interest in these transactions because she is also a managing member of VIP and currently owns the remaining 10% of VIP's membership interests. The Trust expects that VIP will continue to provide management and asset advisory services to the Trust in the current fiscal year.

In connection with Vinings' acquisition of eight multifamily communities in Mississippi on May 1, 1999, MFI Realty, Inc., ("MFI"), an affiliate of Mr. Anzo and Ms. Reed, received an acquisition fee from Vinings totaling $400,276, which represents greater than 5% of MFI's gross revenues for its last full fiscal year. Mr. Anzo is an officer of MFI and may be deemed to have an indirect material interest in this transaction as a result of his majority ownership interest in the parent company that owns MFI. Ms. Reed is also an officer of MFI and may be deemed to have an indirect material interest in this transaction as a result of her minority ownership interest in the parent company that owns MFI. The Trust does not expect to pay any additional fees to MFI in its current fiscal year unless MFI presents the Trust with another acquisition opportunity.

The Trust believes that all of the above relationships and transactions are fair and reasonable and are on terms at least as favorable to the Trust as those which might have been obtained with unrelated third parties. A majority of the disinterested Trustees at the time approved all of the above transactions.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND REPORTS ON FORM 8-K

14(a) (1) and (2) Index to Consolidated Financial Statements and Schedule

                                                                          Page

   Report of Independent Public Accountants                                 28

   Report of Independent Public Accountants                                 29

   Consolidated Balance Sheets--As of December 31, 2000 and 1999            30

   Consolidated Statements of Operations--For the years ended
   December 31, 2000, 1999 and 1998                                         31

   Consolidated Statements of Shareholders' Equity--For the years ended
   December 31, 2000, 1999 and 1998                                         32

   Consolidated Statements of Cash Flows--For the years ended
   December 31, 2000, 1999 and 1998                                         33

   Notes to Consolidated Financial Statements--For the years ended
   December 31, 2000, 1999 and 1998                                         34

   Schedule III - Real Estate and Accumulated Depreciation                  46

14(a) (3) Exhibits

EXHIBIT NO.                 DESCRIPTION
-----------                 ------------
       3.1           ---    Third  Amended and Restated  Declaration  of Trust of Vinings  (incorporated  by reference as
                            Exhibit 3.1 to Vinings'  Quarterly  Report on Form 10-Q for the quarter  ended  September 30,
                            1999, No. 0-13693).

       3.2           ---    Amended  and  Restated  Bylaws of the Trust  (incorporated  by  reference  as Exhibit  3.2 to
                            Vinings' Registration Statement on Form S-11, No. 2-94776).

       3.3           ---    Certificate  of  Designation  Classifying  and  designating  a series of Preferred  Shares as
                            Series A Convertible  Preferred Shares of the Trust (incorporated by reference as Exhibit 3.3 to Vinings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, No. 0-13693).

      10.1           ---    Vinings  Investment  Properties Trust 1997 Stock Option and Incentive Plan as approved by the
                            Shareholders  on July 1, 1997  (incorporated  by reference as Exhibit A to Vinings' report on
                            Form Schedule 14A filed on May 28, 1997).

      10.2           ---    Amended and Restated Agreement of Limited Partnership of Vinings Investment Properties,  L.P.
                            (incorporated  by reference as Exhibit  10.1 to Vinings'  Annual  Report on Form 10-K for the
                            fiscal year ended December 31, 1997, No. 0-13693).

      10.3           ---    First  Amendment to the Amended and  Restated  Agreement  of Limited  Partnership  of Vinings
                            Investment  Properties,  L.P.  (incorporated  by  reference  as Exhibit  10.2 to the Vinings'
                            Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 0-13693).

      10.4           ---    Second  Amendment to the Amended and Restated  Agreement  of Limited  Partnership  of Vinings
                            Investment  Properties,  L.P.  (incorporated  by  reference  as Exhibit  10.3 to the Vinings'
                            Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 0-13693).

      10.5           ---    Third Amendment to the Amended and Restated Agreement of Limited Partnership of Vinings
                            Investment Properties, L.P. (incorporated by reference as Exhibit 10.4 on Vinings' Annual
                            Report on Form 10-K for year ended December 31, 1998 No. 0-13693).

      10.6           ---    Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of Vinings
                            Investment Properties, L.P. (incorporated by reference as Exhibit 10.5 on Vinings' Annual
                            Report on Form 10-K for year ended December 31, 1998, No. 0-13693).

      10.7           ---    Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of Vinings
                            Investment Properties, L.P. (incorporated by reference as Exhibit 10.6 on Vinings' Annual
                            Report on Form 10-K for year ended December 31, 1998, No. 0-13693).

      10.8           ---    Sixth  Amendment to the Amended and  Restated  Agreement  of Limited  Partnership  of Vinings
                            Investment  Properties,  L.P.,  dated as of April 29,  1999  (incorporated  by  reference  as
                            Exhibit 4.1 to Vinings' report on Form 8-K filed on May 7, 1999).

      10.9           ---    Seventh  Amendment to the Amended and Restated  Agreement of Limited  Partnership  of Vinings
                            Investment  Properties,  L.P. (incorporated by reference as Exhibit 3.2 to Vinings' Quarterly
                            Report on Form 10-Q for the quarter ended September 30, 2000, No. 0-13693).

      10.10          ---    Eighth  Amendment to the Amended and Restated  Agreement  of Limited  Partnership  of Vinings
                            Investment  Properties,  L.P. (incorporated by reference as Exhibit 3.2 to Vinings' Quarterly
                            Report on Form 10-Q for the quarter ended March 31, 2000, No. 0-13693).

      10.11          ---    Ninth  Amendment to the Amended and  Restated  Agreement  of Limited  Partnership  of Vinings
                            Investment  Properties,  L.P. (incorporated by reference as Exhibit 3.3 to Vinings' Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 2000, No. 0-13693).

      10.12          ---    Promissory Note dated April 27, 1999 between Vinings  Investment  Properties,  L.P., and Bank
                            Atlanta  (incorporated  by reference as Exhibit  10.9 to the Vinings'  Annual  Report on Form
                            10-K for the fiscal year ended December 31, 1999, No. 0-13693).

      10.13          ---    Deed to Secure Debt and Security  Agreement dated April 27, 1999 between  Vinings  Investment
                            Properties,  L.P.  and Bank  Atlanta  (incorporated  by  reference  as  Exhibit  10.10 to the
                            Vinings'  Annual  Report on Form 10-K for the  fiscal  year  ended  December  31,  1999,  No.
                            0-13693).

      10.14          ---    Form of Management  Contract dated May 1, 1999 between  certain  subsidiaries  of Vinings and
                            VIP Management,  LLC for the  Mississippi  Properties  (incorporated  by reference as Exhibit
                            10.11 to the  Vinings'  Annual  Report on Form 10-K for the fiscal  year ended  December  31,
                            1999, No. 0-13693).

      10.15          ---    Management Contract dated January 1, 1999, between Thicket Apartments, L.P. and VIP
                            Management, LLC (incorporated by reference as Exhibit 10.11 on Vinings' Annual Report on
                            Form 10-K for the year ended December 31, 1998, No. 0-13693).

      10.16          ---    Management Contract dated January 1, 1999, between Vinings Communities, L.P. and VIP
                            Management, LLC (incorporated by reference as Exhibit 10.12 on Vinings' Annual Report on
                            Form 10-K for the year ended December 31, 1998, No. 0-13693).

      10.17          ---    Management Contract dated January 1, 1999, between Vinings Investment Properties, L.P. and
                            VIP Management, LLC (incorporated by reference as Exhibit 10.13 on Vinings' Annual Report on
                            Form 10-K for the year ended December 31, 1998, No. 0-13693).

      10.18          --     Form of Amended and Restated  Agreement of Purchase and Sale with attached  Revised  Schedule of Material  Differences For Properties  Acquired May 1, 1999  (incorporated  by reference as
                            Exhibit 10.15 to the Vinings'  Annual Report on Form 10-K for the fiscal year ended  December
                            31, 1999, No. 0-13693).
      10.19          ---    Securities Purchase  Agreement,  dated as of April 29, 1999, Relating to Series A Convertible
                            Preferred  Units of Vinings  Investment  Properties,  L.P., by and among  Vinings  Investment
                            Properties  Trust,  Vinings  Investment  Properties,  L.P. and the  Purchasers  named therein
                            (incorporated  by reference  as Exhibit  10.1 to Vinings'  report on Form 8-K filed on May 7,
                            1999).

      10.20          ---    Form of Registration  Rights and Lock Up Agreement,  dated as of April 29, 1999 (incorporated by reference as Exhibit 10.2 to Vinings' report on Form 8-K filed on May 7, 1999).

      10.21          ---    Vinings/CMS  Master  Partnership,  L.P.,  Agreement of Limited  Partnership  (incorporated by reference as Exhibit 10.1 to Vinings' report on Form 8-K/A filed on July 15, 1999).

      21.1           ---    Subsidiaries of the Trust (filed herewith).

      23.1           ---    Consent of Independent Public Accountants (filed herewith).

      23.2           ---    Consent of Independent Public Accountants (filed herewith).

14(b) Reports on Form 8-K
-------------------------

Vinings did not file any current reports on Form 8-K during the fourth quarter of 2000.


14(c) Index to Exhibits
-----------------------
See Item 14(a)(3) above.

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

Dated: March 30, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                            TITLE                             DATE

/s/ Peter D. Anzo            Chief Executive Officer,             March 30, 2001
-----------------            President and Trustee
Peter D. Anzo


/s/ Stephanie A. Reed        Vice President, Treasurer,           March 30, 2001
---------------------        (Principal Financial and
Stephanie A. Reed            Accounting Officer)



/s/ Phill D. Greenblatt      Trustee                              March 30, 2001
-----------------------
Phill D. Greenblatt


/s/ Henry Hirsch             Trustee                              March 30, 2001
-----------------
Henry Hirsch


/s/ John A. Christy          Trustee                              March 30, 2001
-------------------
John A. Christy

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vinings Investment Properties Trust:

We have audited the accompanying consolidated balance sheets of Vinings Investment Properties Trust and subsidiaries (the "Trust") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vinings Investment Properties Trust and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

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

March 7, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vinings Investment Properties Trust:

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Vinings Investment Properties Trust and subsidiaries (the "Trust") for the year ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Vinings Investment Properties Trust and subsidiaries for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule, as it relates to the financial data for the year ended December 31, 1998, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 26, 1999



                      VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,
                                                                                           2000              1999
                                                                                       ------------     -------------
ASSETS


Real estate assets:
    Land                                                                               $  8,247,900     $  8,247,900
    Buildings and improvements                                                           55,664,805       55,545,257
    Furniture, fixtures & equipment                                                       4,154,701        3,968,848
Less:  accumulated depreciation                                                          (5,593,555)      (3,351,811)
                                                                                       -------------    -------------
         Net real estate assets                                                          62,473,851       64,410,194

Investment in unconsolidated Joint Venture                                                1,321,522        1,551,974
Cash and cash equivalents                                                                   813,975          916,215
Restricted cash                                                                           1,892,288        1,816,102
Receivable from Joint Venture                                                                12,141           27,356
Receivables and other assets                                                                286,407          236,900

Deferred financing costs, less accumulated amortization of $183,307 and
    $127,656 at December 31, 2000 and December 31, 1999, respectively                        82,258          117,908

Deferred leasing costs, less accumulated amortization of $78,071 and
    $59,240 at December 31, 2000 and December 31, 1999, respectively                         18,834           37,665
                                                                                       -------------    --------------
Total assets                                                                           $ 66,901,276     $ 69,114,314
                                                                                       =============    ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                                                 $ 54,742,209     $ 55,074,923
Line of credit                                                                            1,864,990        1,715,000
Accounts payable and accrued liabilities                                                  1,913,845        1,899,937
Distributions payable to Preferred Unitholders                                                  -            464,750
Dividends payable to Preferred Shareholders                                                 464,750              -
                                                                                       -------------    --------------
         Total liabilities                                                               58,985,794       59,154,610
                                                                                       -------------    --------------


Minority interests of unitholders in Operating Partnership:
    Preferred partnership interests                                                             -          8,730,003
    Common partnership interests                                                           (171,935)         222,084
                                                                                       -------------    --------------
         Total minority interests                                                          (171,935)       8,952,087
                                                                                       -------------    --------------

Shareholders' equity:
    Series A convertible preferred shares of beneficial interest, (par value
    $.01 per share) 2,050,000 authorized, 1,988,235 and 0 shares issued and
    outstanding at December 31, 2000 and December 31, 1999, respectively                  8,867,529              -

    Common shares of beneficial interest, without par or stated value, 25,000,000 authorized,  1,100,488 and 1,100,493 shares issued and outstanding at
    December 31, 2000 and December 31, 1999,  respectively                                      -                -

    Additional paid in capital                                                            3,295,966        3,295,998
    Accumulated deficit                                                                  (4,076,078)      (2,288,381)
                                                                                       -------------    --------------
       Total shareholders' equity                                                         8,087,417        1,007,617
                                                                                       -------------    --------------

Total liabilities and shareholders' equity                                             $ 66,901,276     $ 69,114,314
                                                                                       =============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                      VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the years ended December 31,
                                                                              2000              1999               1998
                                                                         --------------     --------------    -------------

REVENUES

     Rental revenues                                                     $ 11,071,541       $  8,815,240       $ 3,946,828
     Other property revenues                                                  629,870            493,967           153,092
     Other income                                                              68,788             31,937             2,083
                                                                         --------------     --------------    -------------

                                                                           11,770,199          9,341,144         4,102,003
                                                                         --------------     --------------    -------------


EXPENSES

     Property operating and maintenance                                     4,540,204          3,613,379         1,652,207
     Depreciation and amortization                                          2,260,575          1,713,513           647,760
     Amortization of deferred financing costs                                  55,651             50,398            30,903
     Interest expense                                                       5,165,799          3,832,518         1,329,277
     General and administrative                                               642,208            688,429           598,873
     Unusual item, net                                                            -                  -            (260,910)
                                                                         --------------     --------------    -------------

                                                                           12,664,437          9,898,237         3,998,110
                                                                         --------------     --------------    -------------


     Income (loss) before equity in loss of unconsolidated
         Joint Venture and minority interests                                (894,238)          (557,093)          103,893

     Equity in loss of unconsolidated Joint Venture                          (220,452)          (137,366)              -
                                                                         --------------     --------------    -------------

     Income (loss) before minority interests                               (1,114,690)          (694,459)          103,893

     Less Minority interests in Operating Partnership:
         Preferred partnership interests                                     (336,758)          (903,344)              -
         Common partnership interests                                         394,020            288,553           (18,900)
                                                                         --------------     --------------    -------------


     Net income (loss)                                                     (1,057,428)        (1,309,250)           84,993
                                                                         --------------     --------------    -------------


         Distributions to preferred shareholders                              697,125                -                 -
         Accretion to preferred shareholders                                   33,144                -                 -
                                                                         --------------     --------------    -------------


     Net income (loss) available to common shareholders'                 $ (1,787,697)      $ (1,309,250)      $    84,993
                                                                         ==============     ==============    =============


NET INCOME (LOSS) PER SHARE - BASIC                                           $ (1.62)           $ (1.19)           $ 0.08
                                                                         ==============     ==============    =============
NET INCOME (LOSS) PER SHARE - DILUTED                                         $ (1.62)           $ (1.19)           $ 0.08
                                                                         ==============     ==============    =============


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                 1,100,490          1,100,501         1,090,701
                                                                         ==============     ==============    =============
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                               1,343,036          1,343,047         1,336,391
                                                                         ==============     ==============    =============

The accompanying notes are an integral part of these consolidated financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           For the three years ended December 31, 1998, 1999, and 2000


                                                      Series A           Shares of                              Total
                                                     Convertible         beneficial       Accumulated       shareholders'
                                                   Preferred Shares       interest          deficit             equity
                                                   ----------------    -------------     -------------     --------------

BALANCE AT JANUARY 1, 1998                            $        -         $3,332,927       $(1,064,124)       $2,268,803

Net Income                                                     -                -              84,993            84,993

Retirement of shares                                           -                (43)              -                 (43)

Adjustment for minority interest of
   unitholders in Operating Partnership                        -             (6,781)              -              (6,781)

Issuance of shares to officers and directors                   -             80,000               -              80,000
                                                   ----------------    -------------     -------------     --------------

BALANCE AT DECEMBER 31, 1998                                   -          3,406,103          (979,131)        2,426,972

Net loss                                                       -                  -        (1,309,250)       (1,309,250)

Retirement of shares                                           -                (63)              -                 (63)

Distributions                                                  -           (110,042)              -            (110,042)
                                                   ----------------    -------------     -------------     --------------

BALANCE AT DECEMBER 31, 1999                                   -          3,295,998        (2,288,381)        1,007,617

Net loss                                                       -                -          (1,787,697)       (1,787,697)

Conversion of preferred units to
    preferred shares                                    8,867,529               -                 -           8,867,529

Retirement of shares                                           -                (32)              -                 (32)
                                                   ----------------    -------------     -------------     --------------

BALANCE AT DECEMBER 31, 2000                          $ 8,867,529        $3,295,966       $(4,076,078)       $8,087,417
                                                   ================    =============     =============     ==============


The accompanying notes are an integral part of these consolidated financial statements.



                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the twelve months ended December 31,
                                                                              2000            1999          1998
                                                                          -------------   ------------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                          $(1,057,428)   $(1,309,250)   $  84,993
                                                                          -------------   ------------   ----------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

        Depreciation and amortization                                        2,260,575      1,713,513      647,760
        Amortization of deferred financing costs                                55,651         50,398       30,903
        Equity in loss of unconsolidated Joint Venture                         220,452        137,366          -
        Minority interests in Operating Partnership:
           Preferred partnership interests                                     336,758        903,344          -
           Common partnership interests                                       (394,020)      (288,553)      18,900
        Distributions to common unitholders                                          -        (24,255)         -
        Distributions to preferred unitholders                                (697,125)      (158,591)         -
        Noncash compensation expense                                               -              -         80,000
        Changes in assets and liabilities, net of the effect
           of real estate assets acquired
               Restricted cash                                                 (76,186)      (331,754)     (26,185)
               Receivable from Joint Venture                                    15,215        (27,356)         -
               Receivables and other assets                                    (49,507)       (68,493)     (19,511)
               Capitalized leasing costs                                           -          (11,842)     (39,621)
               Accounts payable and accrued liabilities                         13,908        554,563     (162,627)
                                                                          -------------   ------------   ----------

        Total adjustments                                                    1,685,721      2,448,340      529,619
                                                                          -------------   ------------   ----------

Net cash provided by operating activities                                      628,293      1,139,090      614,612
                                                                          -------------   ------------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of real estate assets                                                     -       (6,066,073)         -
Capital expenditures                                                          (305,401)      (393,772)    (146,420)
Investment in unconsolidated Joint Venture                                         -       (1,705,100)         -
Refundable deposits and acquisition costs                                          -              -       (612,085)
Distributions from Joint Venture                                                10,000         15,760          -
                                                                          -------------   ------------   ----------

Net cash used in investing activities                                         (295,401)    (8,149,185)    (758,505)
                                                                          -------------   ------------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Deferred financing costs                                                       (20,000)       (29,242)         -
Net proceeds (repayments) from/to line of credit                               149,990       (285,000)     281,896
Principal repayments on mortgage notes payable                                (332,714)      (257,645)    (144,501)
Purchase of retired shares                                                         (32)           (63)         (43)
Proceeds from issuance of preferred partnership interests                          -        8,450,000          -
Distributions to preferred shareholders                                       (232,376)           -            -
Distributions to shareholders                                                      -         (110,042)         -
                                                                          -------------   ------------   ----------
Net cash provided (used) by financing activities                              (435,132)     7,768,008      137,352
                                                                          -------------   ------------   ----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (102,240)       757,913      (6,541)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               916,215        158,302      164,843
                                                                          -------------   ------------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   813,975    $   916,215    $ 158,302
                                                                          =============   ============   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998


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

         Vinings currently conducts all of its operations through Vinings Investment Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership. As of December 31, 2000, the Trust was the sole 1% general partner and a 92.72% limited partner in the Operating Partnership, controlling 80.94% of the common partnership interests and 100% of the preferred partnership interests (See Note 5).

         On April 29, 1999, the Operating Partnership offered, in a private transaction pursuant to a Securities Purchase Agreement (the "Purchase Agreement"), Series A Convertible Preferred Partnership interests (the "Preferred Units"), the proceeds from which were used to acquire thirteen multifamily communities (collectively, the "Portfolio Properties") from seventeen limited partnerships and limited liability companies. Eight of the Portfolio Properties were purchased through subsidiary partnerships of the Operating Partnership. The remaining Portfolio Properties were purchased through a joint venture structure. Effective April 1, 2000, 100% of the 1,988,235 Preferred Units were exchanged for an equivalent number of shares of Series A Convertible Preferred Shares of the Trust (the "Preferred Shares") with the same rights, preferences and privileges as the Preferred Units (See Note 5).

         Vinings currently owns, through wholly owned subsidiaries, ten apartment communities totaling 1,520 units and a 75,000 square foot, single story business park. In addition, Vinings holds a 20% interest in and is the general partner of an unconsolidated joint venture, which owns through subsidiary partnerships five additional apartment communities totaling 968 units (See Note 4). At December 31, 2000, the average occupancy of Vinings' portfolio was 90%.


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

         The minority interests of the common unitholders in the Operating Partnership (the "Common Units") reflected on the accompanying balance sheets are calculated based on the common unitholders' minority interest ownership percentage as compared to the total common unitholders' interest (18.06% as of December 31, 2000 and 1999) multiplied by the Operating Partnership's net assets. The minority interests of the preferred unitholders at December 31, 1999 on the accompanying balance sheet represents cash contributed of $8,450,000 in exchange for those units and the accrued liquidation preference of $0.21 per Preferred Unit ($280,003 at December 31, 1999). The Preferred Units were exchanged for Preferred Shares effective April 1, 2000 and are reflected on the accompanying balance sheet as the cash contributed and the accrued liquidation preference of $0.21 per Preferred Share ($417,529 at December 31, 2000).

         The minority interests of the common unitholders in the income or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average minority interest ownership percentage (approximately 18% for all periods presented) multiplied by income (loss) before minority interests after subtracting income allocated to the preferred partnership interests. The minority interests of the preferred unitholders on the statements of operations for the twelve months ended December 31, 1999 and 2000 ($903,344 and $336,758 respectively) represents the accrued preferred 11% return on the Preferred Units and the accrued pro rata liquidation preference of $0.21 per Preferred Unit.


         Income Taxes
         ------------

         Prior to June 30, 2000, Vinings had elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, Vinings was generally not subject to federal income taxation on that portion of its income that qualified as REIT taxable income to the extent that Vinings distributed at least 95% of its taxable income to its shareholders and satisfied certain other requirements. Effective July 1, 2000, Vinings no longer qualifies as a REIT for federal income tax purposes and will be taxed as a corporation. The Trust however is not currently generating taxable income and, accordingly, no provisions for federal income taxes and deferred income taxes have been included in the accompanying consolidated financial statements.


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

         Real Estate Assets
         ------------------

         Real estate assets are stated at depreciated cost less reductions for impairment, if any. In identifying potential impairment, management considers such factors as declines in a property's operating performance or market value, a change in use, or adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from the asset's use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset's carrying cost, the asset is written down to its fair value. In management's opinion, there has been no impairment of Vinings' real estate assets as of December 31, 2000.

         Ordinary repairs and maintenance are expensed as incurred. Major improvements and replacements are capitalized and depreciated over their estimated useful lives when they extend the useful life, increase capacity or improve efficiency of the related asset. Depreciation is computed on a straight-line basis over the useful lives of the real estate assets (buildings and improvements, 5-40 years; furniture, fixtures and equipment, 3-10 years; and tenant improvements, generally over the life of the related lease).


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


         Net Income (Loss) Per Share
         ---------------------------

         The following is a reconciliation of net income (loss) available to the common shareholders and the weighted average shares used in Vinings' basic and diluted net income (loss) per share computations:

                                                                                        DECEMBER 31,
                                                                           2000            1999           1998
                                                                      ----------------------------------------------
        Net income (loss) - basic                                        $(1,787,697)    $(1,309,250)     $ 84,993
         Minority interests in Operating Partnership:
            Preferred partnership interests                                      -               -             -
            Common partnership interests                                    (394,020)       (288,553)       18,900
                                                                     ----------------------------------------------
        Total minority interest                                             (394,020)       (288,553)       18,900

        Net income (loss) - diluted                                      $(2,181,717)    $(1,597,803)     $103,893
                                                                     ==============================================

        Weighted average shares - basic                                    1,100,490       1,100,501     1,090,701
        Dilutive Securities
            Weighted average Common Units                                    242,546         242,546       242,546
            Weighted average Preferred Units/Shares                              -               -            -
            Share options                                                        -               -           3,144
                                                                     ----------------------------------------------
        Weighted average shares - diluted                                  1,343,036       1,343,047     1,336,391
                                                                     ==============================================

         Both common units and Preferred Units in the Operating Partnership held by the minority unitholders and Preferred Shares of the Trust are, subject to certain conditions, redeemable for common shares of beneficial interest of the Trust ("Shares") on a one-for-one basis, or for cash, at the option of the Trust. For the twelve months ended December 31, 1998, 1999 and 2000, options to purchase 27,500 shares, 107,750 shares and 102,750 shares, respectively, were excluded as the impact of such options was antidilutive. For the twelve months ended December 31, 1999 Preferred Units totaling 1,988,235 and for the twelve months ended December 31, 2000 Preferred Shares totaling 1,988,235 were also excluded as the impact of such units and shares, respectively, was antidilutive.

         Recent Accounting Pronouncement
         -------------------------------

         On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133, as amended by FAS 137, "Deferral of the Effective Date of FAS 133," is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. The adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

         On December 3, 1999, The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is required to be implemented in the fourth fiscal quarter of 2000. SAB 101 will not have a significant effect on the Company's results of operations or its financial position.


         Reclassifications
         -----------------

         Certain   1999  and  1998   financial   statement   amounts  have  been
         reclassified to conform to the current year presentation.


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

         The Mississippi Properties, totaling 1,064 units, were purchased by eight individual partnerships in each of which Vinings Holdings, Inc., a wholly owned subsidiary of the Trust, owns a .1% general partnership interest and the Operating Partnership owns a 99.9% limited partnership interest. The aggregate purchase price for the Mississippi Properties was $47,665,396 (excluding closing costs), which included the assumption of debt of approximately $41,693,000 with the balance paid in cash. The acquisition was funded by the issuance of the Preferred Units, which effective April 1, 2000 were exchanged for Preferred Shares (See Note 5). A total of approximately $749,200 in escrows held by the mortgagees was also purchased.

         In addition, Vinings owns, also through subsidiary partnerships of the Operating Partnership, two additional multifamily communities in the metropolitan Atlanta area with a total of 1,520 units in ten communities, as well as a 75,000 square foot business center. All of the multifamily communities are encumbered by fixed rate mortgage financing and the business center is security for the line of credit.

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

         On May 1, 1999, Vinings purchased, through a joint venture structure, five apartment communities, totaling 968 units (the "Joint Venture Properties"). The Joint Venture Properties were purchased by nine individual partnerships in each of which Vinings Holdings, Inc., a wholly owned subsidiary of the Trust, owns a .1% general partnership interest and Vinings/CMS Master Partnership, L.P. (collectively, the "Joint Venture"), a Delaware limited partnership, owns a 99.9% limited partnership interest. The Operating Partnership has a .1% general partner interest and a 19.98% limited partner interest in the Joint Venture, for which it paid $1,705,100. This investment was funded by the issuance of the Preferred Units, which effective April 1, 2000 were exchanged for Preferred Shares (See Note 5). The remaining limited partnership interests in the Joint Venture are held by an unaffiliated third party. The Joint Venture was formed on March 22, 1999, primarily to acquire the limited partner interest in limited partnerships that acquire, operate, manage, hold and sell certain real property, specifically the Joint Venture Properties. The aggregate purchase price paid by the property partnerships for the Joint Venture Properties was $46,634,603 (excluding closing costs), which included the assumption of approximately $39,265,000 of debt with the balance paid in cash. A total of approximately $716,400 in escrows held by the mortgagees was also purchased.

         Vinings accounts for its investment in the Joint Venture using the equity method of accounting. The following is a summary of the results of operations of the Joint Venture and Vinings' share of the equity in the loss from the Joint Venture for the eight months ended December 31, 1999 and twelve months ended December 31, 2000:

                                                                          FOR THE TWELVE    FOR THE EIGHT
                                                                           MONTHS ENDED      MONTHS ENDED
                                                                           DECEMBER 31,      DECEMBER 31,
                                                                               2000             1999
                                                                         --------------    --------------

        Revenues                                                            $6,755,523       $ 4,642,957

        Expenses:
             Property operating and maintenance                              2,846,624         1,971,574
             General and administrative                                         43,930            55,894
             Depreciation and amortization                                   1,519,356           995,872
             Interest expense                                                3,447,875         2,306,447
                                                                         --------------    --------------
                 Total Expenses                                              7,857,785         5,329,787
                                                                         --------------    --------------

        Net loss                                                            (1,102,262)         (686,830)

             Vinings' equity percentage                                            20%                20%
                                                                         --------------    --------------

        Vinings' equity in loss of unconsolidated Joint Venture               (220,452)      $  (137,366)
                                                                         ==============    ==============

        Distributions received by Vinings from Joint Venture                       -         $    15,760
                                                                         ==============    ==============

        Cash flows provided by operating activities                         $  294,595       $   441,635
                                                                         =============     ==============
        Cash flows used in investing activities                             $ (177,725)      $(8,251,050)
                                                                         =============     ==============
        Cash flows used in financing activities                             $ (247,874)      $ 8,315,729
                                                                         =============     ==============

         The following summarizes the balance sheet of the Joint Venture as of December 31:

                                                                              2000               1999
                                                                         -------------      -------------
        Real estates assets, net of accumulated depreciation              $44,876,694        $46,215,888
        Cash and other assets                                               1,936,928          2,066,983
                                                                         -------------      -------------
                  Total assets                                            $46,813,622        $48,282,871
                                                                         =============      =============

        Mortgage notes payable                                            $38,928,824        $39,136,338
        Other liabilities                                                   1,277,590          1,387,062
                                                                         -------------      -------------
             Total liabilities                                             40,206,414         40,523,400
                                                                         =============      =============

        Capital - Vinings                                                   1,321,522          1,551,974
        Capital - Other                                                     5,285,686          6,207,497
                                                                         -------------      -------------
            Total capital                                                   6,607,208          7,759,471
                                                                         -------------      -------------
                 Total liabilities and capital                            $46,813,622        $48,282,871
                                                                         =============      =============

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

         Effective April 1, 2000, Vinings exchanged all of the Preferred Units for Preferred Shares, which have substantially the same rights, preferences and privileges as the Preferred Units. The holders of Preferred Shares are entitled to receive cumulative preferential cash distributions at the per annum rate of $0.4675 per Preferred Share. Upon the occurrence of certain triggering events, the holders of Preferred Shares are entitled to receive, in addition to an amount equal to any accumulated and unpaid distributions on such holder's Preferred Shares, a liquidation preference of $4.46 per Preferred Share.

         Under certain circumstances, the holders of Preferred Shares may convert any or all of such Preferred Shares into common shares. In lieu of converting Preferred Shares into common shares, the Trust, in its sole discretion, may satisfy its conversion obligations through certain cash payments, as further set forth in the Declaration of Trust.

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

         As of December 31, 2000, a total of 1,988,235 Preferred Shares were outstanding. In addition, as of December 31, 2000 a total of $417,529 had been accrued as a liquidation preference on the Preferred Shares.


NOTE 6 - NOTES PAYABLE

         Mortgage Notes Payable
         ----------------------

         Mortgage  notes  payable  were  secured  by  the  following   apartment
         communities at December 31, 2000 and December 31, 1999, as follows:


                                                  FIXED INTEREST
                                                    RATE AS OF             PRINCIPAL BALANCE AS OF
                                 MATURITY            12/31/99             12/31/00           12/31/99
                            --------------------------------------------------------------------------
        Cottonwood               10/01/2036          8.875%              $ 4,666,546        $ 4,683,888
        Delta Bluff              08/01/2036          9.25 %                6,182,456          6,203,591
        Foxgate I                06/01/2037          8.50 %                6,573,142          6,598,549
        Hampton House            08/01/2037          8.50 %                5,148,819          5,169,167
        Heritage Place           10/01/2036          8.75 %                3,129,845          3,141,865
        Northwood                06/01/2034          8.75 %                4,461,640          4,482,862
        River Pointe             01/01/2037          8.625%                5,958,353          5,981,475
        Trace Ridge              07/01/2036          8.50 %                5,307,867          5,330,125
        The Thicket              07/01/2003          9.04 %                7,132,347          7,200,487
        Windrush                 07/01/2024          7.50 %                6,181,194          6,282,914
                                                                        -------------       ------------
         Total                                                           $54,742,209        $55,074,923
                                                                        =============       ============

         All of the notes except with respect to The Thicket are insured by HUD and, therefore, distributions from the properties are subject to "surplus cash" as defined by HUD.

         Scheduled maturities of the mortgage notes payable as of December 31, 2000 are as follows:

                          2001                 $     361,792
                          2002                       393,425
                          2003                     7,314,761
                          2004                       367,596
                          2005                       399,133
                          Thereafter              45,905,502
                                               --------------
                          Total                  $54,742,209
                                               ==============
Line of Credit
--------------

         On April 27, 1999 Vinings obtained a line of credit in the amount of $2,000,000 from a financial institution. The line of credit is secured by Peachtree Business Center. The interest rate on the line of credit is one percent over prime as posted in The Wall Street Journal, which was 9.00% at December 31, 2000. The principal balance of the line of credit as of December 31, 2000 and December 31, 1999 was $1,864,990 and $1,715,000, respectively. The line of credit expired on April 27, 2000 and was renewed until April 30, 2001. Vinings has received a commitment to renew the line of credit for another year.

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

         The following table reflects payments made to The Vinings Group:

                                                                             Twelve months ended
                                                                       2000          1999         1998
                                                                   ------------   -----------   ------------


           Vinings
                Management fees                                       $419,130      $402,551     $188,032
                Data processing fees                                    65,664        52,896       27,360
                Overhead reimbursements                                189,219       292,147      150,000
                 Advisory fee                                          139,714       -             -
                                                                   ------------   -----------   ------------

                     Total                                            $813,727      $747,594     $365,392
                                                                   ============   ===========   ============
           Joint Venture
                Management fees                                       $144,131      $197,539     $   -
                Data processing fees                                    58,080        38,720         -
                                                                   ------------   -----------   ------------
                      Total                                           $202,211      $236,259     $     -
                                                                   ============   ===========   ============

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

         Effective March 1, 2000, 628,927 shares of Vinings were purchased in a privately negotiated transaction by the Officers, one of their affiliates and an affiliate of one of the Trustees from a limited number of shareholders, which included three of the Trustees and certain of their affiliates (the "Stock Transaction"). In connection with the Stock Transaction, the three selling Trustees--James D. Ross, Martin H. Petersen and Gilbert H. Watts, Jr.--resigned from the Board of Trustees.

         On March 15, 2000, the Board of Trustees voted to waive the ownership limitations in Vinings' Declaration of Trust with respect to shareholders acquiring shares in the Stock Transaction, as well as with respect to certain holders of Preferred Shares.


NOTE 8 - DISTRIBUTIONS

         Vinings has not declared or paid any common dividends during the twelve months ended December 31, 2000. Vinings declared two common dividends of five cents per share each, which were paid September 1, 1999 and December 8, 1999, respectively to shareholders of record on August 16, 1999 and November 26, 1999, respectively. For federal income tax purposes these distributions represented a return of capital.

         Effective April 1, 2000, Vinings exchanged all of the Preferred Units for Preferred Shares. (See Note 5). The holders of Preferred Shares are entitled to receive cumulative preferential cash distributions at the per annum rate of $0.4675 per Preferred Share. For the twelve months ended December 31, 2000, Vinings paid distributions totaling $697,126 to Preferred Shareholders.


NOTE 9 - LEASING ACTIVITY

         The following is a schedule of future minimum rents due under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2000, at Peachtree:

                         2001                     $439,389
                         2002                      218,124
                         2003                       45,018
                                              -------------
                         Total                    $702,531
                                              =============

         One tenant generated 48% of Peachtree's revenues for the period ended December 31, 2000. The same tenant accounts for 58% of the future minimum lease payments.


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


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

         Vinings paid interest of $4,931,050,  $3,667,542 and $1,299,005  during
         2000, 1999 and 1998, respectively. In connection with the acquisition of the Mississippi Properties, Vinings assumed mortgage indebtedness totaling $41,692,503 and related cash escrow accounts.

NOTE 12 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         Based on interest rates and other pertinent information available to Vinings as of December 31, 2000 and December 31, 1999, Vinings estimates that the carrying value of cash and cash equivalents, the mortgage notes payable, the line of credit, and other liabilities approximate their fair values when compared to instruments of similar type, terms and maturity.

         Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2000 and December 31, 1999. Although management is not aware of any factors that would significantly affect its estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2000.


NOTE 13 - 1997 STOCK OPTION AND INCENTIVE PLAN

         Vinings' 1997 Stock Option and Incentive Plan (the "Plan") provides incentives to officers, employees, Trustees, and other key persons including the grant of share options, share appreciation rights, restricted and unrestricted share awards, performance share awards, and dividend equivalent rights. Under the Plan, the maximum number of shares that may be reserved and available for issuance is 10% of the total number of outstanding shares at any time plus 10% of the number of Units outstanding at any time that are subject to redemption rights. As of December 31, 2000, the total number of shares authorized for issuance under the Plan was 134,305. Options granted under the Plan expire ten years from the date of grant.

         During 1998 and 1997, Vinings granted non-qualified share options to the officers, Trustees and certain key persons. The options became fully exercisable one year after the date of the grant. A total of 26,000 options were granted in 1997, which have an exercise price of $5.00 per share as compared to a fair value of $4.56 per share on the date of the grant. Of the options granted in 1998, 75,250 have an exercise price of $4.00 per share as compared to a fair value of $3.63 on the date of the grant and 1,500 have an exercise price of $4.75 per share, which was equal to the fair value on the date of grant. There were no options granted during 1999 or 2000.

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

         In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," the Trust has estimated the fair value of the options using a binomial option pricing model with the following weighted average assumptions:


                                       2000         1999        1998
                                     --------     -------      ------

        Risk free rate                 5.78%        5.36%       5.50%
        Expected life                 5 years      5 years     5 years
        Expected volatility             30%         30%          30%
        Expected dividend yield        3.6%         3.6%        3.6%

         Using these assumptions, the estimated fair values of the options granted were $0, $0, and $87,112 for 2000, 1999 and 1998, respectively, which would be included in compensation expense over the life of the vesting period. Accordingly, had Vinings accounted for the Plan under SFAS 123, Vinings' pro forma net income (loss) and net income (loss) per share for the year ended December 31, 2000, 1999 and 1998 would have been as follows:

                                 2000            1999             1998
                            -------------    -------------     ---------
        Net income:
          As reported       ($1,787,697)     ($1,309,250)       $84,993
                            =============    =============     =========

          Pro forma         ($1,787,697)     ($1,341,004)       $29,799
                            =============    =============     =========

        Net income per share:
          As reported          ($1.62)          ($1.19)          $0.08
                            =============    =============     =========

          Pro forma            ($1.62)          ($1.22)          $0.03
                            =============  == ============     =========


         The pro forma annual compensation cost included in determining pro forma net income may not be representative of future pro forma annual compensation cost since the estimated fair value of stock options is included in compensation expense over the vesting period, and additional stock options may be granted in future years.

         A summary of stock option activity under the Plan is presented in the following table:

                                          2000                              1999                               1998
                              -----------------------------    ----------- ------------------    ----------- ------------------
                                              WEIGHTED                          WEIGHTED                           WEIGHTED
                                               AVERAGE                           AVERAGE                            AVERAGE
                                              EXERCISE                           EXERCISE                          EXERCISE
                              SHARES           PRICE            SHARES            PRICE            SHARES           PRICE
                              ------       --------------       ------        -------------       --------        ----------

Options outstanding,
   Beginning of year          107,750           $4.25           108,750           $4.25             26,000          $5.00
Granted                           -               -                 -               -               82,750          $4.01
                              ----------- ------------------    ----------- ------------------    ----------- ------------------
Options outstanding,
   End of year                102,750           $4.26           107,750           $4.25           108,750           $4.25
                              =========== ==================    =========== ==================    =========== ==================
Options exercisable,
   End of year                102,750           $4.26           107,750           $4.25             26,000          $5.00
                              =========== ==================    ==============================    =========== ==================
Weighted average per
   Share value of
   Options granted                                -                                 -                               $1.05
                                          ==================                ==================                ==================
Options outstanding:
   Exercise price range                      $4.00-$5.00                       $4.00-$5.00                       $4.00-$5.00
                                          ==================                ==================                ==================
Weighted average
    Remaining life                              7.11                              8.11                              9.11
                                          ==================                ==================                ==================

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

         On February 3, 1998, Vinings commenced an action against the Sellers, their general partners and a related property management company seeking specific enforcement of the contract and damages for the defendant's willful breach of contract, lack of good faith negotiation and tortious interference in connection with the breach and termination of the contract. In a related case, the Sellers filed an action on January 29, 1998 seeking a declaratory judgement that the contract was not valid, binding and enforceable against them. Because of the uncertainty of the legal action at December 31, 1997, Vinings expensed as unrecoverable due diligence, contract negotiation and other acquisition costs totaling $532,185.

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

                       VININGS INVESTMENT PROPERTIES TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999


                                                 Initial Cost to Trust        Improvements
                                               ---------------------------    Capitalized
                                                             Buildings and    Subsequent to
     Description                 Encumbrance     Land        Improvements     Acquisition
-------------------------------------------------------------------------------------------
Cottonwood Apartments           $ 4,666,546    $ 605,300     $ 4,401,715       $ 42,214
Delta Bluff Apartments            6,182,456      765,700       6,519,178         36,390
Foxgate Apartments                6,573,143      805,700       6,872,119         25,000
Hampton House Apartments          5,148,819      645,200       5,334,988         34,680
Heritage Place Apartments         3,129,844      404,100       2,971,124         27,467
Northwood Place Apartments        4,461,640      685,700       5,171,264         36,437
River Pointe Apartments           5,958,353      765,700       6,516,567         56,283
Trace Ridge Apartments            5,307,867      686,000       4,908,464         17,404
The Thicket Apartments            7,132,347    1,070,500       7,590,400        354,577
Windrush Apartments               6,181,194    1,414,000       6,141,000        317,751
Peachtree Business Center         1,864,990      400,000       1,300,000      1,144,484
                               ---------------------------------------------------------
                               $ 56,607,199  $ 8,247,900     $57,726,819    $ 2,092,687
                               =========================================================





                                                  Gross amounts at which
                                                 carried at close of period                      Life on
                                   --------------------------------------------------------       which                   Date of
                                                   Buildings and                Accumulated   Depreciation      Date      Original
Description                             Land       Improvements      Total       Depreciation   is Computed   Acquired  Construction
------------------------------------------------------------------------------------------------------------------------------------
Cottonwood Apartments                $ 605,300    $ 4,443,929    $ 5,049,229    $  277,795      5-40 Years      5/99        1997
Delta Bluff Apartments                 765,700      6,555,568      7,321,268       389,078      5-40 Years      5/99        1996
Foxgate Apartments                     805,700      6,897,119      7,702,819       408,181      5-40 Years      5/99        1997
Hampton House Apartments               645,200      5,369,668      6,014,868       322,177      5-40 Years      5/99        1997
Heritage Place Apartments              404,100      2,998,591      3,402,691       187,227      5-40 Years      5/99        1996
Northwood Place Apartments             685,700      5,207,701      5,893,401       320,116      5-40 Years      5/99        1994
River Pointe Apartments                765,700      6,572,850      7,338,550       392,072      5-40 Years      5/99        1996
Trace Ridge Apartments                 686,000      4,925,868      5,611,868       306,099      5-40 Years      5/99        1996
The Thicket Apartments               1,070,500      7,944,977      9,015,477     1,621,586      5-40 Years      6/96        1989
Windrush Apartments                  1,414,000      6,458,751      7,872,751       625,834      5-40 Years     12/97        1983
Peachtree Business Center              400,000      2,444,484      2,844,484       743,390      5-40 Years      4/90        1982
                                 ---------------------------------------------------------------------------------------------------
                                    $8,247,900    $59,819,506    $68,067,406    $5,593,555
                                 =========================================================

The accompanying notes are an integral part of this schedule.

                       VININGS INVESTMENT PROPERTIES TRUST
                              NOTES TO SCHEDULE III
                                December 31, 2000

     (A) The Peachtree investment was acquired through a deed in-lieu of foreclosure of an original mortgage note investment. Peachtree is collateral for a $2,000,000 line of credit held by the Trust. At December 31, 2000, $1,864,990 was outstanding on the line.

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

     (E) Gross capitalized costs of real estate assets are summarized as follows:

                                           -----------------------------------------------------------
                                                 2000                1999                  1998
                                           -----------------------------------------------------------

Balance at beginning of period                 $67,762,005         $19,309,412            $19,162,992
                                           -----------------    ----------------     -----------------
   Additions during period:
       Additions                                       -            48,058,819                    -
       Improvements                                305,401             393,774                146,420
                                           -----------------    ----------------     -----------------
                                                   305,401          48,452,593                146,420
                                           -----------------    ----------------     -----------------

Balance at close of period                     $68,067,406         $67,762,005            $19,309,412
                                           =================    ================     =================

(F) Accumulated depreciation on real estate assets is as follows:


                                            --------------- ----- -------------- ------ --------------
                                                 2000                 1999                  1998
                                            --------------- ----- -------------- ------ --------------

Balance at beginning of period                  $3,351,811           $1,664,678         $   1,036,311

   Additions during period                       2,241,744            1,687,133               628,367
                                            ---------------     ----------------      ----------------
Balance at close of period                      $5,593,555           $3,351,811            $1,664,678
                                            =================   ================      ================

Index to Exhibits
-----------------

EXHIBIT NO.                 DESCRIPTION
----------                  -----------------
       3.1           ---    Third  Amended and Restated  Declaration  of Trust of Vinings  (incorporated  by reference as
                            Exhibit 3.1 to Vinings'  Quarterly  Report on Form 10-Q for the quarter  ended  September 30,
                            1999, No. 0-13693).

       3.2           ---    Amended  and  Restated  Bylaws of the Trust  (incorporated  by  reference  as Exhibit  3.2 to
                            Vinings' Registration Statement on Form S-11, No. 2-94776).

       3.3           ---    Certificate  of  Designation  Classifying  and  designating  a series of Preferred  Shares as
                            Series A Convertible  Preferred Shares of the Trust (incorporated by reference as Exhibit 3.3 to Vinings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, No. 0-13693).

      10.1           ---    Vinings  Investment  Properties Trust 1997 Stock Option and Incentive Plan as approved by the
                            Shareholders  on July 1, 1997  (incorporated  by reference as Exhibit A to Vinings' report on
                            Form Schedule 14A filed on May 28, 1997).

      10.2           ---    Amended and Restated Agreement of Limited Partnership of Vinings Investment Properties,  L.P.
                            (incorporated  by reference as Exhibit  10.1 to Vinings'  Annual  Report on Form 10-K for the
                            fiscal year ended December 31, 1997, No. 0-13693).

      10.3           ---    First  Amendment to the Amended and  Restated  Agreement  of Limited  Partnership  of Vinings
                            Investment  Properties,  L.P.  (incorporated  by  reference  as Exhibit  10.2 to the Vinings'
                            Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 0-13693).

      10.4           ---    Second  Amendment to the Amended and Restated  Agreement  of Limited  Partnership  of Vinings
                            Investment  Properties,  L.P.  (incorporated  by  reference  as Exhibit  10.3 to the Vinings'
                            Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 0-13693).

      10.5           ---    Third Amendment to the Amended and Restated Agreement of Limited Partnership of Vinings
                            Investment Properties, L.P. (incorporated by reference as Exhibit 10.4 on Vinings' Annual
                            Report on Form 10-K for year ended December 31, 1998 No. 0-13693).

      10.6           ---    Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of Vinings
                            Investment Properties, L.P. (incorporated by reference as Exhibit 10.5 on Vinings' Annual
                            Report on Form 10-K for year ended December 31, 1998, No. 0-13693).

      10.7           ---    Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of Vinings
                            Investment Properties, L.P. (incorporated by reference as Exhibit 10.6 on Vinings' Annual
                            Report on Form 10-K for year ended December 31, 1998, No. 0-13693).

      10.8           ---    Sixth  Amendment to the Amended and  Restated  Agreement  of Limited  Partnership  of Vinings
                            Investment  Properties,  L.P.,  dated as of April 29,  1999  (incorporated  by  reference  as
                            Exhibit 4.1 to Vinings' report on Form 8-K filed on May 7, 1999).

      10.9           ---    Seventh  Amendment to the Amended and Restated  Agreement of Limited  Partnership  of Vinings
                            Investment  Properties,  L.P. (incorporated by reference as Exhibit 3.2 to Vinings' Quarterly
                            Report on Form 10-Q for the quarter ended September 30, 2000, No. 0-13693).

      10.10          ---    Eighth  Amendment to the Amended and Restated  Agreement  of Limited  Partnership  of Vinings
                            Investment  Properties,  L.P. (incorporated by reference as Exhibit 3.2 to Vinings' Quarterly
                            Report on Form 10-Q for the quarter ended March 31, 2000, No. 0-13693).

      10.11          ---    Ninth  Amendment to the Amended and  Restated  Agreement  of Limited  Partnership  of Vinings
                            Investment  Properties,  L.P. (incorporated by reference as Exhibit 3.3 to Vinings' Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 2000, No. 0-13693).

      10.12          ---    Promissory Note dated April 27, 1999 between Vinings  Investment  Properties,  L.P., and Bank
                            Atlanta  (incorporated  by reference as Exhibit  10.9 to the Vinings'  Annual  Report on Form
                            10-K for the fiscal year ended December 31, 1999, No. 0-13693).

      10.13          ---    Deed to Secure Debt and Security  Agreement dated April 27, 1999 between  Vinings  Investment
                            Properties,  L.P.  and Bank  Atlanta  (incorporated  by  reference  as  Exhibit  10.10 to the
                            Vinings'  Annual  Report on Form 10-K for the  fiscal  year  ended  December  31,  1999,  No.
                            0-13693).

      10.14          ---    Form of Management  Contract dated May 1, 1999 between  certain  subsidiaries  of Vinings and
                            VIP Management,  LLC for the  Mississippi  Properties  (incorporated  by reference as Exhibit
                            10.11 to the  Vinings'  Annual  Report on Form 10-K for the fiscal  year ended  December  31,
                            1999, No. 0-13693).

      10.15          ---    Management Contract dated January 1, 1999, between Thicket Apartments, L.P. and VIP
                            Management, LLC (incorporated by reference as Exhibit 10.11 on Vinings' Annual Report on
                            Form 10-K for the year ended December 31, 1998, No. 0-13693).

      10.16          ---    Management Contract dated January 1, 1999, between Vinings Communities, L.P. and VIP
                            Management, LLC (incorporated by reference as Exhibit 10.12 on Vinings' Annual Report on
                            Form 10-K for the year ended December 31, 1998, No. 0-13693).

      10.17          ---    Management Contract dated January 1, 1999, between Vinings Investment Properties, L.P. and
                            VIP Management, LLC (incorporated by reference as Exhibit 10.13 on Vinings' Annual Report on
                            Form 10-K for the year ended December 31, 1998, No. 0-13693).

      10.18          --     Form of Amended and Restated  Agreement of Purchase and Sale with attached  Revised  Schedule of Material  Differences For Properties  Acquired May 1, 1999  (incorporated  by reference as
                            Exhibit 10.15 to the Vinings'  Annual Report on Form 10-K for the fiscal year ended  December
                            31, 1999, No. 0-13693).

      10.19          ---    Securities Purchase  Agreement,  dated as of April 29, 1999, Relating to Series A Convertible
                            Preferred  Units of Vinings  Investment  Properties,  L.P., by and among  Vinings  Investment
                            Properties  Trust,  Vinings  Investment  Properties,  L.P. and the  Purchasers  named therein
                            (incorporated  by reference  as Exhibit  10.1 to Vinings'  report on Form 8-K filed on May 7,
                            1999).

      10.20          ---    Form of Registration  Rights and Lock Up Agreement,  dated as of April 29, 1999 (incorporated by reference as Exhibit 10.2 to Vinings' report on Form 8-K filed on May 7, 1999).

      10.21          ---    Vinings/CMS  Master  Partnership,  L.P.,  Agreement of Limited  Partnership  (incorporated by reference as Exhibit 10.1 to Vinings' report on Form 8-K/A filed on July 15, 1999).

      21.1           ---    Subsidiaries of the Trust (filed herewith).

      23.1           ---    Consent of Independent Public Accountants (filed herewith).

      23.2           ---    Consent of Independent Public Accountants (filed herewith).