Form 10-Q
period 2001-03-31
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 2001-05-14
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarter ended March 31, 2001 Commission file number 0-13693


                       VININGS INVESTMENT PROPERTIES TRUST
                -------------------------------------------------
               (Exact name of registrant as specified in charter)


         Massachusetts                                            13-6850434
-------------------------------                              -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


2839 Paces Ferry Road, Suite 1170, Atlanta, GA                      30339
----------------------------------------------                ------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:              (770) 984-9500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X No___

The number of shares outstanding as of April 11, 2001 was 1,100,487.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                         INDEX OF FINANCIAL INFORMATION


PART I  FINANCIAL INFORMATION                                               PAGE

Item 1  Financial Statements

        Consolidated Balance Sheets (unaudited) as of March 31, 2001
        and December 31, 2000                                                 3

        Consolidated Statements of Operations (unaudited)
        for the three months ended March 31, 2001 and 2000                    4

        Consolidated Statement of Shareholders' Equity (unaudited)
        for the three months ended March 31, 2001                             5

        Consolidated Statements of Cash Flows (unaudited)
        for the three months ended March 31, 2001 and 2000                    6

        Notes to Consolidated Financial Statements                            7

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   18

Item 3  Quantitative and Qualitative Disclosures About Market Risk            21


PART II OTHER INFORMATION/SIGNATURE

Item 6  Exhibits and Reports on Form 8-K                                      22

        Signature                                                             23


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                   March 31,        December 31,
                                                                                     2001               2000
                                                                                ----------------   ----------------

Real estate assets:
    Land                                                                            $ 8,247,900         $8,247,900
    Buildings and improvements                                                       55,690,190         55,664,805
    Furniture, fixtures & equipment                                                   4,209,751          4,154,701
Less:  accumulated depreciation                                                      (6,161,644)        (5,593,555)
                                                                                ----------------   ----------------
         Net real estate assets                                                      61,986,197         62,473,851

Investment in unconsolidated Joint Venture                                            1,226,906          1,321,522
Cash and cash equivalents                                                               369,592            813,975
Restricted cash                                                                       1,433,582          1,892,288
Receivable from Joint Venture                                                             9,157             12,141
Receivables and other assets                                                            373,285            286,407
Deferred financing costs, less accumulated amortization of $194,783 and
    $183,307 at March 31, 2001 and December 31, 2000, respectively                       94,782             82,258
Deferred leasing costs, less accumulated amortization of $81,559 and
    $78,071 at March 31, 2001 and December 31, 2000, respectively                        15,346             18,834
                                                                                ----------------   ----------------
Total assets                                                                       $ 65,508,847        $66,901,276
                                                                                ================   ================


LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                                             $ 54,654,583        $54,742,209
Line of credit                                                                        2,000,000          1,864,990
Accounts payable and accrued liabilities                                              1,367,282          1,913,845
Dividends payable to Preferred Shareholders                                             232,376            464,750
                                                                                ----------------   ----------------
         Total liabilities                                                           58,254,241         58,985,794
                                                                                ----------------   ----------------
Minority interests of unitholders in Operating Partnership:                            (288,033)          (171,935)
                                                                                ----------------   ----------------

Shareholders' equity:
    Series A convertible preferred shares of beneficial interest, (par value
    $.01 per share) 2,050,000 authorized, 1,988,235 shares issued and outstanding at March 31, 2001 and
    December 31,  2000                                                                8,867,529          8,867,529
    Common shares of beneficial interest, without par or stated value,
    25,000,000 authorized,  1,100,487 and 1,100,488 shares issued and
    outstanding at March 31, 2001 and December 31, 2000,  respectively                        -                  -

    Additional paid in capital                                                        3,288,851          3,295,966
    Accumulated deficit                                                              (4,613,741)        (4,076,078)
                                                                                ----------------   ----------------

       Total shareholders' equity                                                     7,542,639          8,087,417
                                                                                ----------------   ----------------

Total liabilities and shareholders' equity                                         $ 65,508,847        $66,901,276
                                                                                ================   ================

The accompanying notes are an integral part of these consolidated financial statements.



                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                               For the three months ended March 31,
                                                                                   2001                  2000
                                                                               -------------         --------------
REVENUES

     Rental revenues                                                            $ 2,665,121            $ 2,718,309
     Other property revenues                                                        158,046                148,457
     Other income                                                                    14,857                 12,620
                                                                               -------------         --------------
                                                                                  2,838,024              2,879,386
                                                                               -------------         --------------
EXPENSES

     Property operating and maintenance                                           1,169,170              1,103,341
     Depreciation and amortization                                                  571,577                563,408
     Amortization of deferred financing costs                                        11,476                 17,536
     Interest expense                                                             1,285,730              1,289,235
     General and administrative                                                     126,842                187,812
                                                                               -------------         --------------
                                                                                  3,164,795              3,161,332
     Loss before equity in loss of unconsolidated
         Joint Venture and minority interests                                      (326,771)              (281,946)

     Equity in loss of unconsolidated Joint Venture                                 (94,615)               (63,707)
                                                                               -------------         --------------

     Loss before minority interests                                                (421,386)              (345,653)

     Less Minority interests in Operating Partnership:
         Preferred partnership interests                                                  -                336,758
         Common partnership interests                                              (116,098)              (123,240)
                                                                               -------------         --------------

     Net loss                                                                      (305,288)              (559,171)
                                                                               -------------         --------------

         Distributions to preferred shareholders                                    232,375                      -
                                                                               -------------         --------------

     Net loss available to common shareholders                                    $(537,663)             $(559,171)
                                                                               =============         ==============

NET LOSS PER SHARE - BASIC                                                          $ (0.49)               $ (0.51)
                                                                               =============         ==============
NET LOSS PER SHARE - DILUTED                                                        $ (0.49)               $ (0.51)
                                                                               =============         ==============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                       1,100,487              1,100,491
                                                                               =============         ==============
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                     1,339,734              1,343,037
                                                                               =============         ==============

The accompanying notes are an integral part of these consolidated financial statements.



                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY For the three months ended March 31, 2001
                                   (unaudited)


                                                   Series A        Common Shares                         Total
                                                  Convertible      of beneficial     Cumulative      shareholders'
                                                 Preferred Shares    interest         earnings          equity
                                                ----------------   --------------   --------------   --------------

BALANCE AT DECEMBER 31, 2000                          8,867,529        3,295,966       (4,076,078)       8,087,417

Net Loss                                                      -                -         (537,663)        (537,663)

Retirement of shares                                          -               (3)               -               (3)

Adjustment for redemption of minority interest
    of unitholders in Operating Partnership                   -           (7,112)               -           (7,112)
                                                ----------------   --------------   --------------   --------------
BALANCE AT MARCH 31, 2001                           $ 8,867,529       $3,288,851     $ (4,613,741)     $ 7,542,639
                                                ================   ==============   ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.


                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                              For the three months ended March 31,
                                                                                2001                     2000
                                                                            --------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                        $(305,288)             $ (559,171)
                                                                            --------------           -------------
Adjustments to reconcile net loss to net cash provided by operating activities:

        Depreciation and amortization                                             571,577                 563,408
        Amortization of deferred financing costs                                   11,476                  17,536
        Equity in loss of unconsolidated Joint Venture                             94,615                  63,707
        Minority interests in Operating Partnership:
           Preferred partnership interests                                              -                 336,758
           Common partnership interests                                          (116,098)               (123,240)
        Distributions to preferred unitholders                                          -                (464,750)
        Changes in assets and liabilities, net of the effect
           of real estate assets acquired
               Restricted cash                                                    458,706                 367,817
               Receivable from Joint Venture                                        2,984                   7,650
               Receivables and other assets                                       (86,878)                (15,551)
               Accounts payable and accrued liabilities                          (546,563)               (565,019)
                                                                            --------------           -------------

        Total adjustments                                                         389,819                 188,316
                                                                            --------------           -------------

Net cash provided (used) by operating activities                                   84,531                (370,855)
                                                                            --------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                              (80,434)                (37,779)
                                                                            --------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Deferred financing costs                                                          (24,000)                 (5,000)
Net proceeds  from line of credit                                                 135,010                 150,000
Principal repayments on mortgage notes payable                                    (87,626)                (80,584)
Purchase of retired shares                                                             (3)                    (15)
Distributions to preferred shareholders                                          (464,749)                      -
Redemption of minority interests of unitholders in Operating Partnership           (7,112)                      -
                                                                            --------------           -------------

Net cash provided (used) by financing activities                                 (448,480)                 64,401
                                                                            --------------           -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (444,383)               (344,233)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  813,975                 916,215
                                                                            --------------           -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 369,592                $571,982
                                                                            ==============           =============

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2001

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

     Vinings currently conducts all of its operations through Vinings Investment Properties, L.P., a Delaware limited partnership (the "Operating Partnership"). As of March 31, 2001, the Trust was the sole 1% general partner and a 91.81% limited partner in the Operating Partnership, controlling 81.16% of the common partnership interests and 100% of the preferred partnership interests (See Note 5).

     Vinings currently owns, through wholly-owned subsidiaries, ten apartment communities totaling 1,520 units and a 75,000 square foot, single story business park. In addition, Vinings holds a 20% interest in and is the general partner of an unconsolidated joint venture, which owns through subsidiary partnerships five additional apartment communities totaling 968 units (See Note 4). At March 31, 2001, the average occupancy of Vinings' portfolio, excluding the Joint Venture Properties, as hereinafter defined, was 87%.


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

     The  minority   interests  of  the  common  unitholders  in  the  Operating
     Partnership (the "Common Units") reflected on the accompanying balance sheets are calculated based on the common unitholders' minority interest ownership percentage (17.84% as of March 31, 2001) multiplied by the Operating Partnership's net assets. The Preferred Units were exchanged for Preferred Shares effective April 1, 2000 and are reflected on the accompanying balance sheet as the cash contributed and the accrued liquidation preference of $0.21 per Preferred Share ($417,529 at March 31,
     2001).

     The minority interests of the common unitholders in the income or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average minority interest ownership percentage multiplied by income (loss) before minority interests after subtracting income allocated to the preferred partnership interests. The minority interests of the preferred unitholders on the statement of operations for the three months ended March 31, 2000 ($336,758) represents the accrued preferred 11% return on the Preferred Units and the accrued pro rata liquidation preference of $0.21 per Preferred Unit.


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

     Real Estate Assets
     ------------------

     Real estate assets are stated at depreciated cost less reductions for impairment, if any. In identifying potential impairment, management considers such factors as declines in a property's operating performance or market value, a change in use, or adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from the asset's use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset's carrying cost, the asset is written down to its fair value. In management's opinion, there has been no impairment of Vinings' real estate assets as of March 31, 2001.

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

     Deferred Financing Costs and Amortization
     ------------------------------------------

     Deferred financing costs include fees and costs incurred to obtain financing and are capitalized and amortized over the term of the related debt.


     Net Loss Per Share
     ------------------

     The following is a reconciliation of net loss available to the common shareholders and the weighted average shares used in Vinings' basic and diluted net loss per share computations:

                                                          For the three months
                                                             Ended March 31,
                                                           2001          2000
                                                  ------------------------------
  Net loss - basic                                     $(305,288)     $(559,171)
   Minority interests in Operating Partnership:
      Preferred partnership interests                          -              -
      Common partnership interests                                     (123,240)
                                                        (116,098)
                                                   -----------------------------
  Total minority interest                               (116,098)      (123,240)
                                                   -----------------------------
  Net loss - diluted                                   $(421,386)     $(682,411)
                                                   =============================

  Weighted average shares - basic                      1,100,487      1,100,491
  Dilutive Securities
      Weighted average Common Units                       239,247       242,546
      Weighted average Preferred Units/Shares                 -              -
      Share options                                           -              -
                                                   -----------------------------
  Weighted average shares - diluted                    1,339,734     1,343,037
                                                   =============================

     Both common units and preferred units in the Operating Partnership held by the minority unitholders and preferred shares of the Trust are redeemable for common shares of beneficial interest of the Trust ("Shares") on a one-for-one basis, or for cash, at the option of the Trust. For the three months ended March 31, 2000 and 2001, options to purchase 108,750 shares and 102,750 shares, respectively, were excluded as the impact of such options was antidilutive. For the three months ended March 31, 2000 Preferred Units totaling 1,988,235 and for the three months ended March 31, 2001 Preferred Shares totaling 1,988,235 were also excluded as the impact of such units was antidilutive.


     Recent Accounting Pronouncement
     -------------------------------

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133, as amended by FAS 137, "Deferral of the Effective Date of FAS 133," is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. The adoption of FAS 133 did not have a significant effect on the Company's results of operations or its financial position.

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 was required to be implemented in the fourth fiscal quarter of 2000. SAB 101 did not have a significant effect on the Company's results of operations or its financial position.


     Reclassifications
     -----------------

     Certain 2000 financial statement amounts may have been reclassified to conform to the current year presentation.


NOTE 3 - REAL ESTATE ASSETS

     On May 1, 1999, Vinings, through its subsidiaries, acquired thirteen multifamily communities totaling 1,064 units (collectively, the "Portfolio Properties") from seventeen limited partnerships and limited liability companies. Eight of the Portfolio Properties (the "Mississippi Properties") were purchased through subsidiary partnerships of the Operating Partnership. The remaining Portfolio Properties (the "Joint Venture Properties") were purchased through a joint venture structure. (See Note 4.)

     In addition, Vinings, through subsidiary partnerships of the Operating Partnership, owns two additional multifamily communities in the metropolitan Atlanta area with 456 units for a total of 1,520 units in ten communities, as well as a 75,000 square foot business center. All of the multifamily communities are encumbered by fixed rate mortgage financing and the business center is security for the line of credit.


NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

     On May 1, 1999, Vinings purchased, through a joint venture structure, five apartment communities, totaling 968 units (the "Joint Venture Properties"). The Joint Venture Properties were purchased by nine individual partnerships in each of which Vinings Holdings, Inc., a wholly owned subsidiary of the Trust, owns a .1% general partnership interest and Vinings/CMS Master Partnership, L.P., a Delaware limited partnership (the "Joint Venture"), owns a 99.9% limited partnership interest. The Operating Partnership has a .1% general partner interest and a 19.98% limited partner interest in the Joint Venture, for which it paid $1,705,100. The remaining limited partnership interests in the Joint Venture are held by an unaffiliated third party.

     Vinings accounts for its investment in the Joint Venture using the equity method of accounting. The following is a summary of the results of operations of the Joint Venture and Vinings' share of the equity in the loss from the Joint Venture for the three months ended March 31, 2001:

                                                    For the three
                                                     months ended
                                                    March 31, 2001
                                                    ---------------

Revenues                                              $1,507,278
                                                     ------------

Expenses:
     Property operating and maintenance                  723,314
     General and administrative                           13,028
     Depreciation and amortization                       385,156
     Interest expense                                    858,856
                                                     ------------
         Total Expenses                                1,980,354
                                                     ------------

Net loss                                                (473,076)

     Vinings' equity percentage                              20%
                                                     ------------

Vinings' equity in loss of unconsolidated
     Joint Venture                                    $  (94,615)
                                                     ============

Distributions received by Vinings from
    Joint Venture
                                                            -
                                                     ============

Cash flows provided by operating activities           $ (104,057)
                                                     ============

Cash flows used in investing activities               $  (41,690)
                                                     ============

Cash flows used in financing activities               $  (57,794)
                                                     ============

     The following summarizes the balance sheet of the Joint Venture as of March 31, 2001:


  Real estates assets, net of accumulated depreciation    $44,533,837
  Cash and other assets                                     1,257,624
                                                          -----------
            Total assets                                  $45,791,461
                                                          ===========

  Mortgage notes payable                                  $38,874,197
  Other liabilities                                           783,131
                                                          -----------
      Total liabilities                                    39,657,328
                                                          -----------

  Capital - Vinings                                         1,226,907
  Capital - Other                                           4,907,226
                                                          -----------
      Total capital                                         6,134,133
                                                          -----------
            Total liabilities and capital                 $45,791,461
                                                          ===========

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

NOTE 5 - SHAREHOLDERS' EQUITY AND PREFERRED PARTNERSHIP INTERESTS

     On April 29, 1999, the Operating Partnership offered, in a private transaction pursuant to a Securities Purchase Agreement (the "Purchase Agreement"), Series A Convertible Preferred Partnership interests (the "Preferred Units"). A total of 1,988,235 Preferred Units were issued for an aggregate purchase price of $8,450,000. The Operating Partnership used the proceeds of the sale of the Preferred Units to pay the cash consideration for the Operating Partnership's interests in the property partnerships that acquired the Mississippi Properties, and its interest in the Joint Venture. (See Notes 3 and 4.)

     Effective April 1, 2000, 100% of the 1,988,235 Preferred Units were exchanged for Series A Convertible Preferred Shares of the Trust (the "Preferred Shares") having substantially the same rights, preferences and privileges as the Preferred Units. The holders of Preferred Shares are entitled to receive cumulative preferential cash distributions at the per annum rate of $0.4675 per Preferred Share. Upon the occurrence of certain triggering events, the holders of Preferred Shares are entitled to receive, in addition to an amount equal to any accumulated and unpaid distributions on such holder's Preferred Shares, a liquidation preference of $4.46 per Preferred Share.

     Under certain circumstances, the holders of Preferred Shares may convert any part or all of such Preferred Shares into common shares. In lieu of converting Preferred Shares into common shares, the Trust, in its sole discretion, may satisfy its conversion obligations through certain cash payments, as further set forth in the Certificate of Designation relating to the terms of the Preferred Shares and the Declaration of Trust.

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

     As of March 31, 2001, a total of 1,988,235 Preferred Shares were outstanding. In addition, as of March 31, 2001 a total of $417,529 had been accrued as a liquidation preference on the Preferred Shares.


NOTE 6 - NOTES PAYABLE

         Mortgage Notes Payable
         ----------------------

     Mortgage notes payable were secured by the following apartment communities at March 31, 2001 and December 31, 2000, as follows:

                                                       Fixed interest rate       Balance as of:         Balance as of:
                                      Maturity            as of 3/31/01              3/31/01              12/31/00
        ------------------------ -------------------- ----------------------     ----------------     -----------------
        Cottonwood                    10/01/2036              8.875%               $ 4,661,965          $ 4,666,546
        Delta Bluff                   08/01/2036              9.25 %                 6,176,860            6,182,456
        Foxgate I                     06/01/2037              8.50 %                 6,566,448            6,573,142
        Hampton House                 08/01/2037              8.50 %                 5,143,457            5,148,819
        Heritage Place                10/01/2036              8.75 %                 3,126,672            3,129,845
        Northwood                     06/01/2034              8.75 %                 4,456,039            4,461,640
        River Pointe                  01/01/2037              8.625%                 5,952,255            5,958,353
        Trace Ridge                   07/01/2036              8.50 %                 5,302,002            5,307,867
        The Thicket                   07/01/2003              9.04 %                 7,114,332            7,132,347
        Windrush                      07/01/2024              7.50 %                 6,154,553            6,181,194
                                                                                  ---------------    ------------------
             Total                                                                 $54,654,583          $54,742,209
                                                                                  ===============    ==================


     All of the notes except The Thicket are insured by HUD and, therefore, distributions from the properties are subject to "surplus cash" as defined by HUD.

     Scheduled maturities of the mortgage notes payable as of March 31, 2001 are as follows:

                          2001                   $   274,166
                          2002                       393,425
                          2003                     7,314,761
                          2004                       367,596
                          2005                       399,132
                          Thereafter              45,905,503
                                                -------------
                          Total                  $54,654,583
                                                =============

     Line of Credit
     --------------

     On April 27, 1999 Vinings obtained a line of credit in the amount of $2,000,000 from a financial institution. The line of credit is secured by Peachtree Business Center. The interest rate on the line of credit is one percent over prime as announced by the bank from time to time, which was 8.00% at March 31, 2001. The principal balance of the line of credit as of March 31, 2001 and December 31, 2000 was $2,000,000 and $1,864,990,
     respectively. The line of credit matured on April 30, 2001 and was renewed until March 15, 2002.


NOTE 7 - RELATED PARTY TRANSACTIONS

     Vinings has entered into management agreements with VIP Management, LLC ("VIP"), an affiliate of the officers, who are also Trustees of Vinings, to provide property management services for a fee equal to 3.5% of gross revenues, plus a fee for data processing on all of the multifamily communities and 5% of gross revenues on the business center. In addition, effective July 1, 2000, VIP has administered the Trust for an advisory fee equal to 1 1/2% of gross revenues, including the revenues from the Joint Venture Properties. The advisory fee is in lieu of reimbursing VIP for all overhead, salaries and other indirect costs attributable to the Trust's operations, which were paid prior to July 1, 2000.

     The following table reflects payments made to VIP:

                                                        Three months ended
                                                             March 31,
                                                 -------------------------------
                                                       2001              2000
                                                 ----------------- -------------

Vinings
     Management fees                              $  100,797        $  103,286
     Data processing fees                             16,416            16,416
     Overhead reimbursements                              -             94,921
      Advisory fee                                    65,006               -
                                                 ----------------- -------------
          Total                                     $182,219          $214,623
                                                 ================= =============

Joint Venture
     Management fees                              $  32,146         $  35,427
     Data processing fees                            14,520            14,520
                                                 ----------------- -------------
           Total                                  $  46,666         $  61,625
                                                 ================= =============

     Effective March 1, 2000, 628,927 common shares of Vinings were purchased in a privately negotiated transaction by the officers of Vinings, an affiliate of the officers and an affiliate of one of the Trustees of Vinings from a limited number of shareholders, which included three of the Trustees and certain of their affiliates (the "Stock Transaction"). In connection with the Stock Transaction, the three selling Trustees -- James D. Ross, Martin
     H.  Petersen  and  Gilbert  H.  Watts,  Jr. --  resigned  from the Board of
     Trustees.

     On March 15, 2000, the Board of Trustees voted to waive the ownership limitations in Vinings' Declaration of Trust with respect to shareholders acquiring shares in the Stock Transaction, as well as with respect to certain holders of Preferred Shares.


NOTE 8 - DISTRIBUTIONS

     Vinings did not declare or pay any dividends on its common shares during the three months ended March 31, 2000 or 2001.

     Effective April 1, 2000, Vinings exchanged all of the Preferred Units for Preferred Shares. (See Note 5). The holders of Preferred Shares are entitled to receive cumulative preferential cash dividends at the per annum rate of $0.4675 per Preferred Share. For the three months ended March 31, 2001, Vinings paid dividends totaling $232,376 to Preferred Shareholders.


NOTE 9 - LEASING ACTIVITY

     The following is a schedule of future minimum rents due under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of March 31, 2001, at Peachtree:


                                   2001                $380,184
                                   2002                 253,073
                                   2002                  45,018
                                                      ----------
                                   Total               $678,275
                                                      ==========

     One tenant generated 78% of Peachtree's revenues for the period ended March 31, 2001. The same tenant accounts for 95% of the future minimum lease payments.


NOTE 10 - CONTINGENCIES

     Vinings is, from time to time, subject to various claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on the financial position or results of operations of Vinings.


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

     Vinings paid interest of $1,226,204 and $1,230,593 for the three months ended March 31, 2001 and 2000, respectively.

NOTE 12 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Based on interest rates and other pertinent information available to Vinings as of March 31, 2001 and December 31, 2000, the Trust estimates that the carrying value of cash and cash equivalents, the mortgage notes payable, the line of credit, and other liabilities approximate their fair values when compared to instruments of similar type, terms and maturity.

     Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2001 and December 31, 2000. Although management is not aware of any factors that would significantly affect its estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2001.


NOTE 13 - 1997 STOCK OPTION AND INCENTIVE PLAN

     Vinings' 1997 Stock Option and Incentive Plan (the "Plan") provides incentives to officers, employees, Trustees, and other key persons including the grant of share options, share appreciation rights, restricted and unrestricted share awards, performance share awards, and dividend equivalent rights. Under the Plan, the maximum number of shares that may be reserved and available for issuance is 10% of the total number of outstanding shares at any time plus 10% of the number of Units outstanding at any time that are subject to redemption rights. As of March 31, 2001, the total number of shares authorized for issuance under the Plan was 132,305. Options granted under the Plan expire ten years from the date of grant.

     During 1998 and 1997, Vinings granted non-qualified share options to the officers, Trustees and certain key persons. The options vested in full after one year from the date of the grant. A total of 26,000 options were granted in 1997, which have an exercise price of $5.00 per share as compared to a fair value of $4.56 per share on the date of the grant. Of the options granted in 1998, 75,250 have an exercise price of $4.00 per share as compared to a fair value of $3.63 on the date of the grant and 1,500 have an exercise price of $4.75 per share, which was equal to the fair value on the date of grant. There were no options granted during 1999, 2000 or 2001.

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


NOTE 14 - SUBSEQUENT EVENT

     On May 14, 2001, the Board of Trustees of Vinings announced that it had approved a proposal to effect a 1-for-1000 reverse share split of both its common shares and Series A Convertible Preferred Shares. Each holder of common shares who, as a result of the reverse share split, would otherwise receive a fractional common share will be entitled to receive an equivalent amount of cash based upon a pre-split price per common share of $3.20. The Board arrived at this price after considering the advice and a fairness opinion from an independent financial advisor. Fractional preferred shares will be issued as a result of the reverse share split.

     The Board of Trustees approved the reverse share split as a strategy for reducing the number of registered common shareholders below 300, which would provide Vinings the option to cease public registration of its common shares. The reverse share split is structured as a "going private" transaction within the meaning of Rule 13e-3 under the Securities Exchange Act of 1934 because it is intended to, and, if completed, will likely result in the termination of Vinings' reporting requirements under the Exchange Act. Vinings will be requesting that its shareholders ratify the Board's decision at the 2001 Annual Meeting of Shareholders currently scheduled for June 27, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

Vinings Investment Properties Trust ("Vinings" or the "Trust") was organized on December 7, 1984 as a mortgage real estate investment trust ("REIT") whose original plan was to liquidate within approximately ten years. On February 28, 1996, Vinings Investment Properties, Inc. completed a tender offer to acquire control of the Trust in order to rebuild Vinings' assets by expanding into the multifamily real estate markets through the acquisition of garden style apartment communities that are leased to middle-income residents. Effective July 1, 2000 Vinings no longer qualifies as a REIT for federal income tax purposes and will be taxed as a corporation. (See Note 2 to Vinings' March 31, 2001 consolidated financial statements.)

Vinings currently conducts all of its operations through Vinings Investment Properties, L.P., a Delaware limited partnership (the "Operating Partnership"). As of March 31, 2001, the Trust was the sole 1% general partner and an 91.81% limited partner in the Operating Partnership, controlling 81.16% of the common partnership interests and 100% of the preferred partnership interests (See Note 5 to Vinings' March 31, 2001 consolidated financial statements.)

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements of Vinings and the notes thereto.


Results of Operations
---------------------

Rental and other property revenues decreased $43,599 or 2%, from $2,866,766 for the three months ended March 31, 2000 to $2,823,167 for the same period in 2001. This decrease is due to a decline in certain market conditions in Mississippi, which has resulted in a decrease in occupancy and revenues at three properties.

Other income increased $2,237 or 18%, from $12,620 for the three months ended March 31, 2000 to $14,857 for the same period in 2001. This increase is all attributable to interest earned on cash balances.

Property operating and maintenance expenses increased $65,829 or 6%, from $1,103,341 for the three months ended March 31, 2000 to $1,169,170 for the same period in 2001. This is due primarily to the following: (1) increased utilities expense at a number of properties; (2) increased property and liability insurance for the entire portfolio; (3) increased maintenance and repairs at Windrush, an older community; and (4) increased real estate taxes as the result of a reassessment of property values in Long Beach, Mississippi.

Depreciation and amortization increased by $8,169, or 1%, from $563,408 for the three months ended March 31, 2000 to $571,577 for the same period in 2001 due to depreciation on additional capital expenditures.

Amortization of deferred financing costs decreased by $6,060, or 35%, from $17,536 for the three months ended March 31, 2000 to $11,476 for the same period in 2001 due to additional costs associated with the line of credit in 1999, which were amortized through April 2000.

Interest expense decreased $3,505, or 0.3%, from $1,289,235 for the three months ended March 31, 2000 to $1,285,730 for the same period in 2001. This decrease is due to mortgage amortization, which was partially offset by rising interest rates on the line of credit.

General and administrative expense decreased $60,970, or 32%, from $187,812 for the three months ended March 31, 2000 to $126,842 for the same period in 2001. This decrease consists of: (1) overhead allocations and advisory fees paid to VIP totaling $29,915; (2) office expense totaling $16,764; (3) professional fees totaling $10,450; (4) investor relations expense totaling $2,327; (5) travel expense totaling $1,469.


Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities increased $455,386 from net cash used by operating activities of $370,855 for the three months ended March 31, 2000 to net cash provided by operating activities of $84,531 for the same period in 2001. This increase is due primarily to the conversion of all of the Preferred Units to Preferred Shares. During the first quarter of 2000, distributions totaling $464,750 were paid by the Operating Partnership to holders of Preferred Units, thus reducing operating cash flow.

Net cash used in investing activities increased $42,655 from $37,779 for the three months ended March 31, 2000 to $80,434 for the same period in 2001. This increase is due to additional capital expenditures made in the first quarter of 2001.

Net cash used by financing activities increased $512,881 from net cash provided by financing activities of $64,401 for the three months ended March 31, 2000 to net cash used by financing activities of $448,480 for the same period in 2001. This increase is due primarily to: (1) the conversion of the Preferred Units to Preferred Shares and distributions paid on those shares totaling $464,749; (2) deferred financing costs totaling $19,000; (3) principal payments made on mortgage notes payable totaling $7,042; and (4) the redemption of minority interests of unitholders in the Operating Partnership totaling $7,112. These uses were offset by fewer borrowings on the line of credit, which totaled $14,990.

The cash held by Vinings at March 31, 2001, plus the cash flow from Vinings' assets, is expected to provide sources of liquidity to allow Vinings to meet current operating obligations excluding the distributions on the Preferred Shares. While Vinings has been able to pay currently the preferred distributions, Vinings may not have sufficient cash flow from operations to make future distributions on the Preferred Shares. This is due to a slight decline in revenues and the less than anticipated distributions from the Joint Venture. In addition, as of March 31, 2001 Vining' line of credit was fully drawn. For more information regarding the Trus's line of credit, see Note 6 to Vinings' March 31, 2001 Consolidated Financial Statements. Vinings has also received a commitment to refinance the existing mortgage loans on one of the apartment communities. The principal loan amount will be $8,080,000 with a fixed interest rate of 6.99%. The term of the loan will be for ten years and is expected to close no later than June 1, 2001. However, there can be no assurance that the transaction will close or will close with the stated terms. In addition, management continues to explore financing alternatives as well as continues its efforts to increase revenues and decrease its general and administrative expenses.Vinings has also announced plans to have its shareholders ratify a reverse share split in order to effect a going private transaction, which will further reduce the Trust's administrative overhead expenses. There can be no assurance, however, that sufficient cash flow will be generated from the Trust's operations.

Proposed Reverse Share Split
----------------------------

On May 14, 2001, the Board of Trustees of Vinings announced that it had approved a proposal to effect a 1-for-1000 reverse share split of both its common shares and Series A Convertible Preferred Shares. Each holder of common shares who, as a result of the reverse share split, would otherwise receive a fractional common share will be entitled to receive an equivalent amount of cash based upon a pre-split price per common share of $3.20. The Board arrived at this price after considering the advice and a fairness opinion from an independent financial advisor. Fractional preferred shares will be issued as a result of the reverse share split.

The Board of Trustees approved the reverse share split as a strategy for reducing the number of registered common shareholders below 300, which would provide Vinings the option to cease public registration of its common shares. The reverse share split is structured as a "going private" transaction within the meaning of Rule 13e-3 under the Securities Exchange Act of 1934 because it is intended to, and, if completed, will likely result in the termination of Vinings' reporting requirements under the Exchange Act. Vinings will be requesting that its shareholders ratify the Board's decision at the 2001 Annual Meeting of Shareholders currently scheduled for June 27, 2001.


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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Vinings is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, Vinings manages exposures through its regular operating and financing activities.
Vinings does not use financial instruments for trading or other speculative purposes. Vinings is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 6 to Vinings' March 31, 2001 Consolidated Financial Statements. All of Vinings' borrowings are under fixed rate instruments, except the line of credit, which is at prime plus 1%. However, Vinings has determined that there is no material market risk exposure to its consolidated financial position, results of operations or cash flows due to changes in interest rates because of the fixed rate nature of its long-term debt.

The following table presents principal reductions and related weighted average interest rates by year of expected maturity for Vinings' debt obligations as of March 31, 2001 and should be read in conjunction with Vinings' Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which was filed with the
SEC:


                                                                    There              Fair Value
(In Thousands)              2001    2002     2003     2004    2005  after    Total    March 31, 2001
-----------------------------------------------------------------------------------------------------------------------

Principal Reductions
  In Mortgage Notes         $274    $393     $7,315   $368    $399  $45,906  $54,655    $54,655


Average Interest
Rates                      8.63%    8.63%    8.63%    8.63%   8.63% 8.58%    8.63%      8.63%

Line Of Credit            $2,000        -         -         -         -        -        $2,000

Interest Rate              9.00%       -         -         -         -         -        9.00%
-----------------------------------------------------------------------------------------------------------------------

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable


Item 2.  Changes in Securities and Use of Proceeds
         Not Applicable


Item 3.  Defaults upon Senior Securities
         Not Applicable


Item 4.  Submission of matters to a vote of Security Holders
         Not Applicable


Item 5.  Other Information
         Not Applicable


Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits

3.1 Third Amended and Restated Declaration of Trust of Vinings effective July 1, 1999 (incorporated by reference to Exhibit 3.1 to Vinings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, No. 0-13693).

3.2 Certificate of Designation Classifying and designating a series of Preferred Shares as Series A Convertible Preferred Shares of the Trust (incorporated by reference to Exhibit 3.3 to Vinings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, No. 0-13693).

3.3 Amended and Restated Bylaws of the Trust (incorporated by reference to Exhibit 3.2 to Vinings' Registration Statement on Form S-11, No. 2-94776).

10.1 Tenth   Amendment  to  the  Amended  and  Restated   Agreement  of  Limited
     Partnership of Vinings 10.1 Investment Properties, L.P. (filed herewith).


(b)  Reports on Form 8-K
     None

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



Dated:   May 14, 2001