Form 10-Q
period 2001-06-30
VININGS INVESTMENT PROPERTIES TRUST/GA
filed 2001-08-13
CIK 759174

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 2001               Commission file number 0-13693



                       VININGS INVESTMENT PROPERTIES TRUST

               (Exact name of registrant as specified in charter)



         Massachusetts                                               13-6850434
-------------------------------                              -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)



2839 Paces Ferry Road, Suite 1170, Atlanta, GA                            30339
----------------------------------------------                        ----------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code:              (770) 984-9500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes X         No___


The number of shares outstanding as of August 7, 2001 was 1,100,487.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES

                         INDEX OF FINANCIAL INFORMATION



PART I   FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1   Financial Statements

         Consolidated Balance Sheets (unaudited) as of June 30, 2001
         and December 31, 2000                                                 3

         Consolidated Statements of Operations (unaudited)
         for the three and six months ended June 30, 2001 and 2000             4

         Consolidated Statement of Shareholders' Equity (unaudited)
         for the six months ended June 30, 2001                                5

         Consolidated Statements of Cash Flows (unaudited)
         for the six months ended June 30, 2001 and 2000                       6

         Notes to Consolidated Financial Statements                            7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  18

Item 3   Quantitative and Qualitative Disclosures About Market Risk           21


PART II  OTHER INFORMATION/SIGNATURE

Item 1   Legal Proceedings                                                    23

Item 2   Changes in Securities and Use of Proceeds                            23

Item 3   Defaults upon Senior Securities                                      23

Item 4   Submission of matters to a vote of Security Holders                  23

Item 5   Other Information                                                    23

Item 6   Exhibits and Reports on Form 8-K                                     23

         Signature                                                            24

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                  June 30,        December 31,
                                                                                    2001             2000
                                                                               -------------     -------------
ASSETS

Real estate assets:
    Land                                                                       $ 8,247,900        $ 8,247,900
    Buildings and improvements                                                  55,746,646         55,664,805
    Furniture, fixtures & equipment                                              4,266,928          4,154,701
Less:  accumulated depreciation                                                 (6,733,562)        (5,593,555)
                                                                               -------------     -------------
         Net real estate assets                                                 61,527,912         62,473,851

Investment in unconsolidated Joint Venture                                       1,146,920          1,321,522
Cash and cash equivalents                                                          331,357            813,975
Restricted cash                                                                  1,566,528          1,892,288
Receivable from Joint Venture                                                        6,042             12,141
Receivables and other assets                                                       279,867            286,407
Deferred financing costs, less accumulated amortization of $207,528 and
    $183,307 at June 30, 2001 and December 31, 2000, respectively                  241,854             82,258
Deferred leasing costs, less accumulated amortization of $85,381 and
    $78,071 at June 30, 2001 and December 31, 2000, respectively                    17,529             18,834
                                                                               -------------     -------------
Total assets                                                                   $65,118,009        $66,901,276
                                                                               =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                                         $56,517,692        $54,742,209
Line of credit                                                                     150,000          1,864,990
Accounts payable and accrued liabilities                                         1,578,217          1,913,845
Dividends payable to Preferred Shareholders                                        464,750            464,750
                                                                              --------------      ------------
         Total liabilities                                                      58,710,659         58,985,794
                                                                              --------------      ------------
Minority interests of unitholders in Operating Partnership:                       (438,896)          (171,935)
                                                                              --------------      ------------

Shareholders' equity:
    Series A convertible preferred shares of beneficial interest,
       (par value $.01 per share) 2,050,000 authorized, 1,988,235 shares issued and outstanding at June 30, 2001 and
       December 31,  2000                                                        8,867,529          8,867,529
    Common shares of beneficial interest, without par or stated value,
       25,000,000 authorized,  1,100,487 and 1,100,488 shares issued and
       outstanding at June 30, 2001 and December 31, 2000,  respectively                -                 -
    Additional paid in capital                                                   3,288,846          3,295,966
    Accumulated deficit                                                         (5,310,129)        (4,076,078)
                                                                              --------------      ------------
       Total shareholders' equity                                                6,846,246          8,087,417
                                                                              --------------      ------------
Total liabilities and shareholders' equity                                     $65,118,009        $66,901,276
                                                                              ==============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                  For the three months              For the six months
                                                                     ended June 30,                   ended June 30,
                                                                  2001            2000             2001             2000
                                                              ------------    ------------     ------------     ------------
REVENUES
     Rental revenues                                           $2,593,308      $2,807,741       $5,258,429       $5,538,273
     Other property revenues                                      178,724         164,704          336,770          300,938
     Other income                                                   9,405          14,811           24,262           27,431
                                                              ------------    ------------     ------------     ------------
                                                                2,781,437       2,987,256        5,619,461        5,866,642
                                                              ------------    ------------     ------------     ------------
EXPENSES

     Property operating and maintenance                         1,163,682       1,104,805        2,332,852        2,208,146
     Depreciation and amortization                                575,740         564,535        1,147,317        1,127,943
     Amortization of deferred financing costs                      12,745          15,163           24,221           32,699
     Interest expense                                           1,305,864       1,293,920        2,591,594        2,583,155
     General and administrative                                   258,296         178,115          385,138          365,927
                                                              ------------    ------------     ------------     ------------

                                                                3,316,327       3,156,538        6,481,122        6,317,870
     Loss before equity in loss of unconsolidated
         Joint Venture and minority interests                    (534,890)       (169,282)        (861,661)        (451,228)

     Equity in loss of unconsolidated Joint Venture               (79,986)        (43,033)        (174,601)        (106,740)
                                                              ------------    ------------     ------------     ------------
     Loss before minority interests                              (614,876)       (212,315)      (1,036,262)        (557,968)

     Less minority interests in Operating Partnership:
         Preferred partnership interests                            -               -                -              336,758
         Common partnership interests                            (150,863)        (86,309)        (266,961)        (209,549)
                                                              ------------    ------------     ------------     ------------
     Net loss                                                    (464,013)       (126,006)        (769,301)        (685,177)
                                                              ------------    ------------     ------------     ------------
         Distributions to preferred shareholders                  232,375         232,375          464,750          232,375
         Accretion to preferred shareholders                          -            33,144            -               33,144
                                                              ------------    ------------     ------------     ------------
     Net loss available to common shareholders'               $  (696,388)     $ (391,525)     $(1,234,051)     $  (950,696)
                                                              ============    ============     ============     ============


NET LOSS PER SHARE - BASIC                                    $     (0.63)     $    (0.36)     $     (1.12)     $     (0.86)
                                                              ============    ============     ============     ============
NET LOSS PER SHARE - DILUTED                                  $     (0.63)     $    (0.36)     $     (1.12)     $     (0.86)
                                                              ============    ============     ============     ============


WTD. AVG. SHARES OUTSTANDING - BASIC                            1,100,487       1,100,490        1,100,487        1,100,491
                                                              ============    ============     ============     ============
WTD. AVG. SHARES OUTSTANDING - DILUTED                          1,339,734       1,343,036        1,339,734        1,343,037
                                                              ============    ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the six months ended June 30, 2001
                                   (unaudited)
                                                         Series A          Common Shares                          Total
                                                        Convertible        of beneficial     Cumulative       shareholders'
                                                      Preferred Shares       interest         earnings           equity
                                                   ---------------------  ---------------   -------------    ---------------
BALANCE AT DECEMBER 31, 2000                            $ 8,867,529        $ 3,295,966      $(4,076,078)      $ 8,087,417

Net Loss                                                      -                    -         (1,234,051)       (1,234,051)

Retirement of shares                                          -                     (8)             -                  (8)

Adjustment for redemption of minority interest
    of unitholders in Operating Partnership                   -                 (7,112)             -              (7,112)
                                                   ---------------------  -------------    --------------    ---------------

BALANCE AT JUNE 30, 2001                                $ 8,867,529        $ 3,288,846      $(5,310,129)      $ 6,846,246
                                                   =====================  =============    ==============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          For the six months ended June 30,
                                                                                              2001                 2000
                                                                                          ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                   $ (769,301)          $ (685,177)
                                                                                          ------------         ------------
Adjustments to reconcile net loss to net cash
   provided by operating activities:
        Depreciation and amortization                                                       1,147,317            1,127,943
        Amortization of deferred financing costs                                               24,221               32,699
        Loan prepayment costs                                                                  31,742                  -
        Equity in loss of unconsolidated Joint Venture                                        174,601              106,740
        Minority interests in Operating Partnership:
           Preferred partnership interests                                                       -                 336,758
           Common partnership interests                                                      (266,961)            (209,549)
        Distributions to preferred unitholders                                                   -                (464,750)
        Changes in assets and liabilities, net of the effect
           of financing activities
               Restricted cash                                                                325,760               76,576
               Receivable from Joint Venture                                                    6,099               10,816
               Receivables and other assets                                                     6,540               48,652
               Capitalized leasing costs                                                       (6,005)                -
               Accounts payable and accrued liabilities                                      (335,628)            (376,519)
                                                                                          ------------         ------------
        Total adjustments                                                                   1,107,686              689,366
                                                                                          ------------         ------------
Net cash provided by operating activities                                                     338,385                4,189
                                                                                          ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from Joint Venture                                                                  -                 10,000
Capital expenditures                                                                         (194,068)            (114,453)
                                                                                          ------------         ------------
Net cash used in investing activities                                                        (194,068)            (104,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs                                                                     (183,816)             (20,000)
Loan prepayment costs                                                                         (31,742)                -
Net proceeds (repayments) on line of credit                                                (1,714,990)             150,000
Principal repayments on mortgage notes payable                                             (6,304,517)            (162,888)
Proceeds from mortgage note payable                                                         8,080,000                 -
Purchase of retired shares                                                                         (8)                 (22)
Distributions to preferred shareholders                                                      (464,750)                -
Redemption of minority interests of unitholders in Operating Partnership                       (7,112)                -
                                                                                          ------------         ------------
Net cash used by financing activities                                                        (626,935)             (32,910)
                                                                                          ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (482,618)            (133,174)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              813,975              916,215
                                                                                          ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  331,357           $  783,041
                                                                                          ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                       VININGS INVESTMENT PROPERTIES TRUST
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (unaudited)



NOTE 1 - BUSINESS AND ORGANIZATION
----------------------------------

     Vinings Investment Properties Trust ("Vinings" or the "Trust") was organized on December 7, 1984 as a mortgage real estate investment trust ("REIT") whose original plan was to liquidate within approximately ten years. On February 28, 1996, Vinings Investment Properties, Inc. completed a tender offer to acquire control of the Trust in order to rebuild Vinings' assets by expanding into the multifamily real estate markets through the acquisition of garden style apartment communities that are leased primarily to middle-income residents. Effective July 1, 2000, Vinings no longer qualifies as a REIT for federal income tax purposes and will be taxed as a corporation (See Note 2).

     Vinings currently conducts all of its operations through Vinings Investment Properties, L.P., a Delaware limited partnership (the "Operating Partnership"). As of June 30, 2001, the Trust was the sole 1% general partner and a 91.81% limited partner in the Operating Partnership, controlling 81.16% of the common partnership interests and 100% of the preferred partnership interests (See Note 5).

     Vinings currently owns, through wholly-owned subsidiaries, ten apartment communities totaling 1,520 units and a 75,000 square foot, single story business park. In addition, Vinings holds a 20% interest in and is the general partner of an unconsolidated joint venture, which owns through subsidiary partnerships five additional apartment communities totaling 968 units (See Note 4). At June 30, 2001, the average occupancy of Vinings' portfolio, excluding the Joint Venture Properties, (as hereinafter defined in Note 4,) was 87%.


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

     The  minority   interests  of  the  common  unitholders  in  the  Operating
     Partnership (the "Common Units") reflected on the accompanying balance sheets are calculated based on the common unitholders' minority interest ownership percentage (17.84% as of June 30, 2001) multiplied by the Operating Partnership's net assets. The Preferred Units, (as hereinafter defined in Note 5,) were exchanged for an equivalent number of Preferred Shares, (as hereinafter defined in Note 5,) effective April 1, 2000 and are reflected on the accompanying balance sheet as the cash contributed plus the accrued liquidation preference of $0.21 per Preferred Share ($417,529 at June 30, 2001).

     The minority interests of the common unitholders in the income or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average minority interest ownership percentage multiplied by income (loss) before minority interests after subtracting income allocated to the preferred partnership interests. The minority interests of the preferred unitholders on the statement of operations for the six months ended June 30, 2000 ($336,758) represents the accrued preferred 11% return on the Preferred Units and the accrued pro rata liquidation preference of $0.21 per Preferred Unit.


     Income Taxes
     ------------

     Prior to June 30, 2000, Vinings had elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, Vinings was generally not subject to federal income taxation on that portion of its income that qualified as REIT taxable income to the extent that Vinings distributed at least 95% of its taxable income to its shareholders and satisfied certain other requirements. Effective July 1, 2000, Vinings no longer qualifies as a REIT for federal income tax purposes and will be taxed as a corporation. The Trust, however, is not currently generating taxable income and, accordingly, no provisions for federal income taxes and deferred income taxes have been included in the accompanying consolidated financial statements.


     Cash and Cash Equivalents
     -------------------------

     Vinings considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


     Restricted Cash
     ---------------

     Restricted cash consists of real estate tax, insurance, replacement reserve and repair escrows held by mortgagees, most of which are funded monthly from property operations and released solely for the purpose for which they were established. Restricted cash also includes security deposits collected and held on behalf of the residents and tenants.


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

     Real Estate Assets
     ------------------

     Real estate assets are stated at depreciated cost less reductions for impairment, if any. In identifying potential impairment, management considers such factors as declines in a property's operating performance or market value, a change in use, or adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from the asset's use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset's carrying cost, the asset is written down to its fair value. In management's opinion, there has been no impairment of Vinings' real estate assets as of June 30, 2001.

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


     Net Loss Per Share
     ------------------

     The following is a reconciliation of net loss available to the common shareholders and the weighted average shares used in Vinings' basic and diluted net loss per share computations:

                                                            For the three months           For the six months
                                                                ended June 30,                ended June 30,
                                                              2001         2000           2001            2000
                                                           --------------------------------------------------------
    Net loss - basic                                      $(696,388)    $(391,525)    $(1,234,051)  $   (950,696)
   Minority interests in Operating Partnership:
       Common partnership interests                        (150,863)      (86,309)       (266,961)      (209,549)
                                                         ----------------------------------------------------------
   Total minority interest                                 (150,863)      (86,309)       (266,961)      (209,549)
                                                        -----------------------------------------------------------
   Net loss - diluted                                     $(847,251)    $(477,834)    $(1,501,012)   $(1,160,245)
                                                         ==========================================================

   Weighted average shares - basic                        1,100,487     1,100,490       1,100,487      1,100,491
   Dilutive Securities
       Weighted average Common Units                        239,247       242,546         239,247        242,546
       Weighted average Preferred Shares                    -             -               -              -
       Share options                                        -             -               -              -
                                                         ----------------------------------------------------------
   Weighted average shares - diluted                      1,339,734      1,343,036      1,339,734      1,343,037
                                                         ==========================================================


     Common Units in the Operating Partnership held by the minority unitholders and Preferred Shares of the Trust are redeemable for common shares of beneficial interest of the Trust ("Common Shares") on a one-for-one basis, or for cash, at the option of the Trust. For the three and the six months ended June 30, 2000 and 2001, options to purchase 103,500 shares and 99,750 shares, respectively, were excluded as the impact of such options was antidilutive. For the three and six months ended June 30, 2001 and for the three months ended June 30, 2000, Preferred Shares totaling 1,988,235 were excluded as the impact of such Preferred Shares was antidilutive. For the six months ended June 30, 2002, Preferred Units totaling 1,988,235 were excluded as the impact of such Preferred Units was antidilutive.


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


NOTE 3 - REAL ESTATE ASSETS
---------------------------

     On May 1, 1999, Vinings, through its subsidiaries, acquired thirteen multifamily communities totaling 1,064 units (collectively, the "Portfolio Properties") from seventeen limited partnerships and limited liability companies. Eight of the Portfolio Properties (the "Mississippi Properties") were purchased through subsidiary partnerships of the Operating Partnership. The remaining five Portfolio Properties were purchased through a joint venture structure. (See Note 4.)

     In addition, Vinings, through subsidiary partnerships of the Operating Partnership, owns two additional multifamily communities in the metropolitan Atlanta area with 456 units for a total of 1,520 units in ten communities, as well as a 75,000 square foot business center. All of the multifamily communities are encumbered by fixed rate mortgage financing and the business center is security for the Trust's line of credit.

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

     Vinings accounts for its investment in the Joint Venture using the equity method of accounting. The following is a summary of the results of operations of the Joint Venture and Vinings' share of the equity in the loss from the Joint Venture for the three months and six months ended June 30, 2001:

                                                                       For the three   For the six
                                                                       months ended    months ended
                                                                       June 30,2001    June 30, 2001
                                                                      --------------   -------------

    Revenues                                                           $1,557,284      $ 3,064,562

    Expenses:
         Property operating and maintenance                               700,422        1,423,736
         General and administrative                                        11,960           24,988
         Depreciation and amortization                                    387,126          772,282
         Interest expense                                                 857,707        1,716,563
                                                                      ------------    -------------
              Total Expenses                                            1,957,215        3,937,569
                                                                      ------------    -------------
    Net loss                                                             (399,931)        (873,007)
        Vinings' equity percentage                                           20%               20%
                                                                      ------------    -------------
    Vinings' equity in loss of unconsolidated Joint Venture           $   (79,986)     $  (174,601)
                                                                      ============    =============
    Distributions received by Vinings from Joint Venture                      -                -
                                                                      ============    =============
    Cash flows used by operating activities                                            $   (65,570)
                                                                                     =============
    Cash flows used in investing activities                                            $   (97,779)
                                                                                      =============
    Cash flows used in financing activities                                            $  (137,521)
                                                                                      =============

     The following summarizes the balance sheet of the Joint Venture as of June 30, 2001:

    Real estates assets, net of accumulated depreciation                               $44,203,409
    Cash and other assets                                                                1,241,837
                                                                                      -------------
              Total assets                                                             $45,445,246
                                                                                      =============
    Mortgage notes payable                                                             $38,818,437
    Other liabilities                                                                      892,608
                                                                                      -------------
        Total liabilities                                                               39,711,045
                                                                                      -------------
    Capital - Vinings                                                                    1,146,920
    Capital - Other                                                                      4,587,281
                                                                                      -------------
        Total capital                                                                    5,734,201
                                                                                      -------------
             Total liabilities and capital                                            $45,445,246
                                                                                      =============

     Mortgage notes payable held by the Joint Venture are non-recourse fixed rate notes secured by the individual properties. All of the notes except one are insured by the U.S. Department of Housing and Urban Development ("HUD") and, therefore, distributions from the properties are subject to "surplus cash" as defined by HUD. The maturity dates of the notes payable range from June 2007 to November 2037 and interest rates range from 8.00% to 8.75% per annum.


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

     Effective April 1, 2000, 100% of the 1,988,235 Preferred Units were exchanged for an equivalent number of Series A Convertible Preferred Shares of the Trust (the "Preferred Shares") having substantially the same rights, preferences and privileges as the Preferred Units. The holders of Preferred Shares are entitled to receive cumulative preferential cash distributions at the per annum rate of $0.4675 per Preferred Share. Upon the occurrence of certain triggering events, the holders of Preferred Shares are entitled to receive, in addition to an amount equal to any accumulated and unpaid distributions on such holder's Preferred Shares, a liquidation preference of $4.46 per Preferred Share.

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

     As  of  June  30,  2001,  a  total  of  1,988,235   Preferred  Shares  were
     outstanding. In addition, as of June 30, 2001 a total of $417,529 had been accrued as a liquidation preference on the Preferred Shares.

     On May 14, 2001, the Board of Trustees of Vinings announced that it had approved a proposal to effect a 1-for-1000 reverse share split of both its Common Shares and Preferred Shares. If the reverse share split is ratified by the Trust's shareholders and becomes effective, each holder of Common Shares who, as a result of the reverse share split, would otherwise receive a fraction of a Common Share will be entitled to receive an amount of cash in lieu thereof based upon a pre-split price per common share of $3.20. Fractional Preferred Shares would be issued as a result of the reverse share split.

     If ratified by the Trust's shareholders, the reverse share split should reduce the number of registered common shareholders below 300, which would provide Vinings the option to cease public registration of its Common
     Shares. The reverse share split is structured as a "going private" transaction within the meaning of Rule 13e-3 under the Securities Exchange Act of 1934 because it is intended to, and, if completed, will likely result in the termination of Vinings' reporting requirements under the Exchange Act. Vinings' shareholders will be asked to vote on the reverse share split, certain amendments to the terms of the Preferred Shares and the election of Trustees at the 2001 Annual Meeting of Shareholders to be held on September 14, 2001. For a discussion of the proposals to be considered at the 2001 Annual Meeting, please read Vinings' definitive Proxy Statement and Schedule 13E-3, each of which were filed with the SEC on August 7, 2001.


NOTE 6 - NOTES PAYABLE
----------------------

     Mortgage Notes Payable
     ----------------------

     Mortgage notes payable were secured by the following apartment communities at June 30, 2001 and December 31, 2000, as follows:

                                               Fixed
                                           interest rate    Balance as of:   Balance as of:
                               Maturity     as of 6/30/01      6/30/01          12/31/00
                              ----------   --------------   --------------   --------------

        Cottonwood            10/01/2036       8.875%        $ 4,657,283      $ 4,666,546
        Delta Bluff           08/01/2036       9.25 %          6,171,135        6,182,456
        Foxgate I             06/01/2037       8.50 %          6,559,609        6,573,142
        Hampton House         08/01/2037       8.50 %          5,137,980        5,148,819
        Heritage Place        10/01/2036       8.75 %          3,123,429        3,129,845
        Northwood             06/01/2034       8.75 %          4,450,314        4,461,640
        River Pointe          01/01/2037       8.625%          5,946,025        5,958,353
        Trace Ridge           07/01/2036       8.50 %          5,296,011        5,307,867
        The Thicket           07/01/2003       9.04 %          7,095,906        7,132,347
        Windrush              07/01/2011       6.99 %          8,080,000        6,181,194
        -------------------                                 --------------   -------------
             Total                                           $56,517,692      $54,742,209
        -------------------                                 ==============   =============


     On June 1, 2001 Vinings refinanced the existing mortgage loan on Windrush Apartments. The original principal amount of the new mortgage loan is $8,080,000, with a fixed interest rate of 6.99% per annum. Monthly payments of principal and interest are $53,702 and the loan matures on June 1, 2011. After paying in full the balance due on the mortgage loan in effect prior to the refinancing and all costs associated with the new mortgage loan, approximately $1,600,000 in excess proceeds from the refinancing was used to reduce Vinings' revolving line of credit.

     All of the notes except The Thicket and Windrush are insured by HUD and, therefore, distributions from the properties are subject to "surplus cash" as defined by HUD.

     Scheduled maturities of the mortgage notes payable as of June 30, 2001 are as follows:

                    2001               $   164,482
                    2002                   352,104
                    2003                 7,269,892
                    2004                   317,269
                    2005                   346,127
                    Thereafter          48,067,818
                                      -------------
                    Total              $56,517,692
                                      =============

     Line of Credit
     --------------

     On April 27, 1999 Vinings obtained a line of credit in the amount of $2,000,000 from a financial institution. The line of credit is secured by Peachtree Business Center. Interest is payable monthly at one percent over prime as announced by the bank from time to time. At June 30, 2001, the interest rate on the line of credit was 7.75% per annum. The principal balance of the line of credit as of June 30, 2001 and December 31, 2000 was $150,000 and $1,864,990, respectively. The line of credit matured on April 30, 2001 and was renewed until March 15, 2002.


NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

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

     The following table reflects payments made to VIP:

                                 Three months ended          Six months ended
                                      June 30,                    June 30,
                              ----------------------       ---------------------
                                 2001        2000            2001       2000
                              ---------    ---------       ---------  ----------
 Vinings
 -------

   Management fees             $100,206    $105,720        $201,003   $209,006
   Data processing fees          16,416      16,416          32,832     32,832
   Overhead reimbursements          -        94,298             -      189,219
   Advisory fee                  64,745         -           129,751        -
                               ---------   ---------       ---------  ---------
           Total               $181,367    $216,434        $363,586   $431,057
                               =========   =========       =========  =========
 Joint Venture
 -------------

   Management fees             $ 32,376    $ 35,913        $ 64,522   $ 71,340
   Data processing fees          14,520      14,520          29,040     29,040
                               ---------   ---------       ---------  ---------
            Total              $ 46,896    $ 50,433        $ 93,562   $100,380
                               =========   =========       =========  =========

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

     Of the 628,927 Common Shares purchased, Mr. Anzo acquired control of 547,982 shares. A portion of the consideration for Mr. Anzo's shares was a Promissory Note executed by Mr. Anzo in favor of Watts Agent, L.P. dated March 1, 2000 in the amount of $1,285,000, which is secured by a pledge of 566,966 of Mr. Anzo's Common Shares, evidenced by the Margin Stock Pledge Agreement and the Amendment to the Margin Stock Pledge Agreement both dated as of March 1, 2000 and which have been filed as exhibits to Mr. Anzo's Amendment No. 4 to Schedule 13D filed on May 2, 2000 and the Schedule 13E-3 filed jointly by Mr. Anzo and Vinings on August 7, 2001.

     In September 2000, Gilbert H. Watts, Jr., Watts Agent, L.P. and certain of their affiliates initiated a lawsuit against Mr. Anzo and certain other defendants in the Superior Court of Fulton County, Georgia alleging, among other claims, that Mr. Anzo breached the terms of the Promissory Note and the Margin Stock Pledge Agreement by failing to timely deliver all of the pledged Common Shares to Watts Agent, L.P. and failing to deliver certain financial statements. The Trust is not a party to the lawsuit. The plaintiffs are seeking monetary damages against Mr. Anzo consisting of the accelerated payment of the principal balance of the Promissory Note, accrued interest, attorneys fees and other costs. Because Mr. Anzo's Common Shares of the Trust continue to secure his obligations under the Promissory Note, if the plaintiffs are successful on this default claim and Mr. Anzo fails to pay the secured debt, then the plaintiffs may force a sale of the pledged shares. Such a forced sale would result in a change of control of the Trust. Mr. Anzo believes the complaint is without merit and is vigorously defending against the suit.

     On March 15, 2000, the Board of Trustees voted to waive the ownership limitations in Vinings' Declaration of Trust with respect to shareholders acquiring shares in the Stock Transaction, as well as with respect to certain holders of Preferred Shares.


NOTE 8 - DISTRIBUTIONS
----------------------

     Vinings did not declare or pay any dividends on its Common Shares during the three and six months ended June 30, 2000 or 2001.

     Effective April 1, 2000, Vinings exchanged all of the Preferred Units for Preferred Shares. (See Note 5). The holders of Preferred Shares are entitled to receive cumulative preferential cash dividends at the per annum rate of $0.4675 per Preferred Share. For the six months ended June 30, 2001, Vinings paid dividends totaling $464,750 to Preferred Shareholders.

NOTE 9 - LEASING ACTIVITY
-------------------------

     The following is a schedule of future minimum rents due under operating leases at Peachtree that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 2001:

                        2001            $281,984
                        2002             336,087
                        2003             142,367
                        2004              35,997
                                       ----------
                        Total           $796,435
                                       ==========

     One tenant generated 48% of Peachtree's revenues for the period ended June 30, 2001. The same tenant accounts for 40% of the future minimum lease payments.


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


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

     Vinings paid interest of $2,440,043 and $2,465,771 for the six months ended June 30, 2001 and 2000, respectively.


NOTE 12 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------

     Based on interest rates and other pertinent information available to Vinings as of June 30, 2001 and December 31, 2000, the Trust estimates that the carrying value of cash and cash equivalents, the mortgage notes payable, the line of credit, and other liabilities approximate their fair values when compared to instruments of similar types, terms and maturity.

     Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2001 and December 31, 2000. Although management is not aware of any factors that would significantly affect its estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2001.


NOTE 13 - 1997 STOCK OPTION AND INCENTIVE PLAN
----------------------------------------------

     Vinings' 1997 Stock Option and Incentive Plan (the "Plan") provides incentives to officers, employees, Trustees, and other key persons including the grant of share options, share appreciation rights, restricted and unrestricted share awards, performance share awards, and dividend equivalent rights. Under the Plan, the maximum number of shares that may be reserved and available for issuance is 10% of the total number of outstanding shares at any time plus 10% of the number of partnership units in the Operating Partnership outstanding at any time that are subject to redemption rights. As of June 30, 2001, the total number of shares authorized for issuance under the Plan was 132,305. Options granted under the Plan expire ten years from the date of grant.

     During 1998 and 1997, Vinings granted non-qualified share options to the officers, Trustees and certain key persons. The options vested in full after one year from the date of the grant. A total of 25,000 outstanding options were granted in 1997, which have an exercise price of $5.00 per share as compared to a fair value of $4.56 per share on the date of the grant. Of the outstanding options granted in 1998, 73,250 have an exercise price of $4.00 per share as compared to a fair value of $3.63 on the date of the grant and 1,500 have an exercise price of $4.75 per share, which was equal to the fair value on the date of grant. There were no options granted during 1999, 2000 or 2001.

     On July 1, 1998, Vinings awarded 20,000 shares of restricted common stock to the officers and certain trustees (the "Restricted Stock"), representing a total value of $80,000 (based on the fair market value of a share of the Trust on the award date) which was reflected in compensation expense and shareholders' equity in 1998. The Restricted Stock was awarded as compensation for services to the Trust provided by such officers and Trustees as well as by The Vinings Group.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Forward-looking Statements
--------------------------

This Form 10-Q, including the notes to Vinings' consolidated financial statements, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include discussions of expectations concerning future operations, profitability, liquidity and capital resources and the expected effects on Vinings and its shareholders if the reverse share split is implemented. You can identify these forward-looking statements by our use of the words "expects," "estimates," "believes," "plans," "anticipates" or similar expressions. Vinings' actual results could differ materially from those expressed or implied by the forward-looking statements as a result of known and unknown risks, uncertainties and other factors. Factors that might cause such a difference include the following: uncertainties as to the outcome of the proposed  reverse  share  split;  uncertainties  as to the  cost  savings  to be realized after ceasing public registration of the Common Shares; limited marketability of the securities after ceasing public registration of the Common Shares; the inability of Vinings to identify properties for acquisition; the inability of Vinings to continue to acquire properties in the future; the less than satisfactory performance of any property that might be acquired by Vinings; the inability to access the capital markets in order to fund Vinings' growth and expansion strategy; the cyclical nature of the real estate market generally and in Georgia, Mississippi and the surrounding southeastern states in particular; the national economic climate; the local economic climate in Georgia, Mississippi and the surrounding southeastern states; the local real estate conditions and competition in Georgia, Mississippi and the surrounding southeastern states; and the ability of Vinings to generate sufficient cash flow to pay the entire preferred distribution. There can be no assurance that, as a result of the foregoing factors, Vinings' growth and expansion strategy will be successful or that the business and operations of Vinings will not be adversely affected thereby.

Vinings notes, however, that the safe harbor for forward-looking statements provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 is not available for forward-looking statements made in connection with the reverse share split proposal because that proposal is a "going private transaction" under the rules issued under those acts.


OVERVIEW
--------

Vinings Investment Properties Trust ("Vinings" or the "Trust") was organized on December 7, 1984 as a mortgage real estate investment trust ("REIT") whose original plan was to liquidate within approximately ten years. On February 28, 1996, Vinings Investment Properties, Inc. completed a tender offer to acquire control of the Trust in order to rebuild Vinings' assets by expanding into the multifamily real estate markets through the acquisition of garden style apartment communities that are leased to middle-income residents. Effective July 1, 2000 Vinings no longer qualifies as a REIT for federal income tax purposes and will be taxed as a corporation. (See Note 2 to Vinings' June 30, 2001 consolidated financial statements.)

Vinings currently conducts all of its operations through Vinings Investment Properties, L.P., a Delaware limited partnership (the "Operating Partnership"). As of June 30, 2001, the Trust was the sole 1% general partner and a 91.81% limited partner in the Operating Partnership, controlling 81.16% of the common partnership interests and 100% of the preferred partnership interests (See Note 5 to Vinings' June 30, 2001 consolidated financial statements.)

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements of Vinings and the notes thereto.


RESULTS OF OPERATIONS
---------------------

Rental and other property revenues decreased $200,413 or 7%, from $2,972,445 for the three months ended June 30, 2000 to $2,772,032 for the same period in 2001, and $244,012 or 4%, from $5,839,211 for the six months ended June 30, 2000 to $5,595,199 for the same period in 2001. This decrease is due to a change in market conditions in several locations, which has resulted in a decrease in occupancy and revenues at a number of properties.

Other income decreased $5,406 or 36%, from $14,811 for the three months ended June 30, 2000 to $9,405 for the same period in 2001, and $3,169 or 11%, from $27,431 for the six months ended June 30, 2000 to $24,262 for the same period in 2001. Other income is attributable to interest earned on cash balances and the decrease is due to falling interest rates.

Property operating and maintenance expense increased $58,877 or 5%, from $1,104,805 for the three months ended June 30, 2000 to $1,163,682 for the same period in 2001, and $124,706 or 6%, from $2,208,146 for the six months ended June 30, 2000 to $2,332,852 for the same period in 2001. This is due primarily to the following: (1) increased utilities expense at a number of properties; (2) increased marketing and advertising expense due to the increase in vacancies;
(3) increased maintenance and repairs at Windrush, one of the Trust's older communities, and Foxgate, a community with higher apartment turnover costs due to a student resident profile; (4) increased property and liability insurance for the entire portfolio; and (5) increased real estate taxes as the result of a reassessment of property values in Long Beach, Mississippi.

Depreciation and amortization increased by $11,205, or 2%, from $564,535 for the three months ended June 30, 2000 to $575,740 for the same period in 2001, and $19,374 or 2% from $1,127,943 for the six months ended June 30, 2000 to $1,147,317 for the same period in 2001, due to depreciation on additional capital expenditures.

Amortization of deferred financing costs decreased by $2,418, or 16%, from $15,163 for the three months ended June 30, 2000 to $12,745 for the same period in 2001, and $8,478 or 26% from $32,699 for the six months ended June 30, 2000 to $24,221 for the same period in 2001, due to additional costs associated with the line of credit in 1999, which were amortized through April 2000.

Interest expense increased $11,944, or 0.9%, from $1,293,920 for the three months ended June 30, 2000 to $1,305,864 for the same period in 2001, and $8,439 or 0.3% from $2,583,155 for the six months ended June 30, 2000 to $2,591,594 for the same period in 2001. This increase is due primarily to prepayment fees in connection with refinancing the Windrush mortgage note totaling $31,742, which was partially offset by a decrease in interest on the line of credit totaling $14,162 and $11,259, respectively, for the three months and the six months ended June 30, 2001.

General and administrative expense increased $80,181, or 45%, from $178,115 for the three months ended June 30, 2000 to $258,296 for the same period in 2001, and $19,211 or 5%, from $365,927 for the six months ended June 30, 2000 to $385,138 for the same period in 2001. For the three months ended June 30, 2001, this increase consists of professional fees incurred primarily in connection with the proposed reverse share split totaling $125,173, which is offset by a decrease in overhead allocations and advisory fees paid to VIP totaling $29,553 and office expense totaling $17,464. The increase for the six months ended June 30, 2001 consists of professional fees incurred primarily in connection with the proposed reverse share split totaling $114,722, which is offset by a decrease in overhead allocation and advisory fees paid to VIP totaling $59,468 and office expense totaling $32,190.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities increased $334,196, from $4,189 for the six months ended June 30, 2000 to $338,385 for the same period in 2001. Of this increase, approximately $200,000 is due to a decrease in restricted cash balances and approximately $128,000 is due to the conversion of Preferred Units to Preferred Shares on April 1, 2000. As a result of the conversion, the distributions paid to holders of Preferred Shares for the six months ended June 30, 2001 are reflected on the Statements of Cash Flows as a financing activity, whereas the income allocated to and the distributions made to the holders of Preferred Units for the six months ended June 30, 2000 are reflected on the Statements of Cash Flows as an operating activity.

Net cash used in investing activities increased $89,615 from $104,453 for the six months ended June 30, 2000 to $194,068 for the same period in 2001. This increase is due to additional capital expenditures made in the first six months of 2001 offset by a $10,000 distribution from the Joint Venture during the first six months of 2000.

Net cash used by financing activities increased $594,025, from $32,910 for the six months ended June 30, 2000 to $626,935 for the same period in 2001. This increase is due primarily to: (1) the conversion of the Preferred Units to Preferred Shares and distributions paid on those shares totaling $464,750 for the six months ended June 30, 2001; (2) deferred financing costs primarily attributable to the refinancing of the Windrush mortgage note totaling $183,816 for the six months ended June 30, 2001 as compared to $20,000 paid in connection with the line of credit for the same period in 2000; (3) loan prepayment costs paid in connection with the early payoff of the Windrush mortgage note totaling $31,742 for the six months ended June 30, 2001; (4) payments made to reduce the line of credit totaling $1,714,990 for the six months ended June 30, 2001 as opposed to borrowings from the line of credit totaling $150,000 for the six months ended June 30, 2000; and (5) the redemption of minority interests of unitholders in the Operating Partnership totaling $7,112. These payments were offset by excess loan proceeds from the refinancing of the Windrush mortgage note totaling $1,943,486 for the six months ended June 30, 2001.

The cash held by Vinings at June 30, 2001, plus the cash flow from Vinings' assets, is expected to provide sources of liquidity to allow Vinings to meet current operating obligations excluding the distributions on the Preferred Shares. While Vinings has been able to pay currently the preferred distributions, Vinings may not have sufficient cash flow from operations to make future distributions on the Preferred Shares without drawing on its line of credit. This is due to a decline in revenues due to market conditions at several locations and the less than anticipated distributions from the Joint Venture. However, Vinings has refinanced the existing mortgage loan on one of its apartment communities and paid down the line of credit leaving sufficient borrowing capacity for the foreseeable future. For more information regarding the Trust's line of credit, see Note 6 to Vinings' June 30, 2001 Consolidated Financial Statements. There can be no assurance, however, that sufficient cash flow will be generated from the Trust's operations to meet future obligations. In addition, management continues to explore financing alternatives as well as continues its efforts to increase revenues and decrease its general and administrative expenses.


PROPOSED REVERSE SHARE SPLIT
----------------------------

On May 14, 2001, the Board of Trustees of Vinings announced that it had approved a proposal to effect a 1-for-1000 reverse share split of both its Common Shares and Preferred Shares. If the reverse share split is ratified by the Trust's shareholders and becomes effective, each holder of Common Shares who, as a result of the reverse share split, would otherwise receive a fraction of a Common Share will be entitled to receive an amount of cash in lieu thereof based upon a pre-split price per Common Share of $3.20. Fractional Preferred Shares would be issued as a result of the reverse share split.

If ratified by the Trust's shareholders, the reverse share split should reduce the number of registered common shareholders below 300, which would provide Vinings the option to cease public registration of its Common Shares. The reverse share split is structured as a "going private" transaction within the meaning of Rule 13e-3 under the Securities Exchange Act of 1934 because it is intended to, and, if completed, will likely result in the termination of Vinings' reporting requirements under the Exchange Act. Vinings expects that this will enable the Trust to reduce its administrative overhead expenses. Vinings' shareholders will be asked to vote on the reverse share split, certain amendments to the terms of the Preferred Shares and the election of Trustees at the 2001 Annual Meeting of Shareholders to be held September 14, 2001. For a discussion of the proposals to be considered at the 2001 Annual Meeting, please read Vinings' definitive Proxy Statement and Schedule 13E-3, each of which were filed with the SEC on August 7, 2001.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Vinings is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, Vinings manages exposures through its regular operating and financing activities.
Vinings does not use financial instruments for trading or other speculative purposes. Vinings is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 6 to Vinings' June 30, 2001 Consolidated Financial Statements. All of Vinings' borrowings are under fixed borrowings are under fixed rate instruments, except the line of credit, which is at prime plus 1% per annum. However, Vinings has determined that there is no material market risk exposure to its consolidated financial position, results of operations or cash flows due to changes in interest rates because of the fixed rate nature of its long-term debt.

The following table presents principal reductions and related weighted average interest rates by year of expected maturity for Vinings' debt obligations as of June 30, 2001 and should be read in conjunction with Vinings' Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which was filed with the
SEC:

                                                                                            Fair Value
                                                                           There             June 30,
(In Thousands)               2001      2002     2003     2004     2005    -after    Total     2001
-----------------------------------------------------------------------------------------------------------------------
Principal Reductions
  In Mortgage Notes          $164      $352    $7,270   $ 317    $ 346  $48,068    $56,517   $56,517


Average Interest Rates       8.58%     8.58%    8.58%    8.58%    8.58%   8.58%      8.58%     8.58%

Line Of Credit               $ 150       -         -        -        -      -      $   150   $   150

Interest Rate                7.75%       -         -        -        -      -        7.75%     7.75%
-----------------------------------------------------------------------------------------------------------------------

                                     PART II

                                OTHER INFORMATION
                                -----------------

Item 1.  Legal Proceedings
--------------------------

         Not Applicable


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         Not Applicable


Item 3.  Defaults Upon Senior Securities
----------------------------------------

         Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not Applicable


Item 5.  Other Information
--------------------------

     Not  Applicable


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

     3.1 Third Amended and Restated Declaration of Trust of Vinings effective July 1, 1999 (incorporated by reference to Exhibit 3.1 to Vinings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 0-13693).

     3.2 Certificate of Designation Classifying and designating a series of Preferred Shares as Series A Convertible Preferred Shares of the Trust (incorporated by reference to Exhibit 3.3 to Vinings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-13693).

     3.3 Amended and Restated Bylaws of the Trust (incorporated by reference to Exhibit 3.2 to Vinings' Registration Statement on Form S-11, File No. 2-94776).

     3.4 Amendment dated June 4, 2001 to Amended and Restated Bylaws of the Trust (filed herewith).


(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Vinings Investment Properties Trust



                            By: /s/ Stephanie A. Reed
                               ---------------------------------
                                Stephanie A. Reed
                                Vice President and Treasurer



Dated:   August 13, 2001